Form 10-Q
period 2003-09-30
OVERNITE CORP
filed 2003-12-10
CIK 1061859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000 – 24573

Overnite Corporation

(Exact name of registrant as specified in its charter)

Virginia	04-3770212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Semmes Avenue Richmond, Virginia

(Address of principal executive offices)

23224

(Zip Code)

(804) 231-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒*

*	The Registrant became subject to the Securities Exchange Act of 1934 on October 30, 2003.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of December 5, 2003, there were 27,760,690 shares of the Registrant’s Common Stock outstanding.

OVERNITE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

OVERNITE HOLDING, INC. (OVERNITE CORPORATION, subsequent to November 5, 2003)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30.
	(Thousands of Dollars)		(Thousands of Dollars)
	2003	2002	2003	2002
Operating Revenue	$384,182	$354,691	$1,097,390	$1,000,626

Operating Expenses:
Salaries, wages and employee benefits	218,703	206,212	647,458	603,731
Supplies and expenses	30,916	26,259	91,533	73,022
Operating taxes	13,368	12,760	39,699	37,461
Claims and insurance	19,376	9,773	44,459	28,502
Rents and purchased transportation	39,582	38,275	112,959	104,264
Communication and utilities	5,243	5,271	15,903	15,506
Depreciation	14,033	14,494	42,787	43,829
Other	14,130	16,024	40,169	39,958

Total operating expenses	355,351	329,068	1,034,967	946,273

Operating Income	28,831	25,623	62,423	54,353

Other Income and Expense:
Interest income from parent	4,053	5,048	11,022	14,343
Interest expense	263	303	1,032	904
Other income (expense)	(9)	82	288	1,031

Income before Income Taxes	32,612	30,450	72,701	68,823
Income tax expense (benefit)	12,894	(21,890)	28,952	(6,869)

Net Income	$19,718	$52,340	$43,749	$75,692

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

OVERNITE HOLDING, INC. (OVERNITE CORPORATION, subsequent to November 5, 2003)

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

	Unaudited At September 30, 2003	At December 31, 2002
	(Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents	$2,845	$2,086
Accounts receivable (net of allowances of $15,466 in 2003 and $20,503 in 2002)	161,991	136,340
Income taxes receivable	—	25,381
Inventories	9,827	10,741
Advances to parent	214,596	163,173
Current deferred income tax asset	59,620	59,229
Other current assets	8,282	10,823

Total current assets	457,161	407,773

Properties:
Cost	998,340	975,902
Accumulated depreciation	(498,682)	(476,344)

Net properties	499,658	499,558

Other Assets:
Deferred income tax asset	52,386	72,048
Goodwill and intangible asset	16,232	16,232
Intangible pension asset	24,465	24,465
Other assets	9,854	10,616

Total assets	$1,059,756	$1,030,692

LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities:
Cash overdraft	$89	$3,068
Accounts payable	35,353	30,215
Employee savings plan	21,566	17,574
Accrued wages and benefits	62,728	55,977
Accrued casualty costs	46,131	40,621
Income and other taxes	12,685	9,280
Retiree benefit obligation	10,200	10,200
Other current liabilities	5,937	9,260

Total current liabilities	194,689	176,195

Non-current Liabilities:
Accrued casualty costs	23,450	23,450
Retiree benefits obligation	179,140	199,669
Other liabilities	134	297

Total non-current liabilities	202,724	223,416

Commitments and contingencies
Common Shareholder’s Equity:
Common stock, $0.10 par value, authorized 1,000 shares; issued and outstanding: 100 shares in both years	—	—
Paid-in surplus	1,242,187	1,242,187
Accumulated deficit	(495,966)	(527,715)
Accumulated other comprehensive loss	(83,878)	(83,391)

Total common shareholder’s equity	662,343	631,081

Total liabilities and common shareholder’s equity	$1,059,756	$1,030,692

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

OVERNITE HOLDING, INC. (OVERNITE CORPORATION, subsequent to November 5, 2003)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
	(Thousands of Dollars)
Operating Activities:

Net income	$43,749	$75,692

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	42,787	43,829
Provision for doubtful accounts	3,883	8,625
Deferred income taxes	19,572	(68,183)
Change in retiree obligations, net	(20,530)	(2,751)
Other—net	(350)	(4,802)
Changes in current assets and liabilities, net	20,775	(2,480)

Cash provided by operating activities	109,886	49,930

Investing Activities:

Capital investments	(43,530)	(40,453)
Purchase of Motor Cargo Industries, Inc., net of cash acquired	—	(524)
Proceeds from sale of assets	805	7,618

Cash used in investing activities	(42,725)	(33,359)

Financing Activities:

Cash overdraft	(2,979)	(45)
Dividends paid	(12,000)	(12,000)
Advances to parent, net	(51,423)	(10,297)

Cash used in financing activities	(66,402)	(22,342)

Net Change in Cash:	759	(5,771)

Cash at beginning of year	2,086	9,339

Cash at end of period	$2,845	$3,568

Changes in Current Assets and Liabilities, net:

Accounts receivable	$(29,534)	$(35,031)
Income taxes receivable	25,381	3,368
Inventories	914	(758)
Other current assets	2,541	2,052
Accounts, wages and benefits payable	11,889	15,983
Employee savings plan	3,992	3,499
Other current liabilities	(3,323)	(8,201)
Income and other taxes payable	3,405	6,773
Casualty cost	5,510	9,835

Total	$20,775	$(2,480)

Supplemental Cash Flow Information:

Cash paid during the period for:
Interest	$1,013	$838
Income taxes, net	$(20,624)	$52,889

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

OVERNITE HOLDING, INC. (OVERNITE CORPORATION, subsequent to November 5, 2003)

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Overnite Holding, Inc. (subsequent to November 5, 2003, Overnite Corporation, see Note 10) and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and with instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial presentation. In the opinion of management, the financial statements include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read together with the consolidated financial statements and related notes included in the prospectus of Overnite Corporation (“Overnite”) filed on October 31, 2003 with the SEC under Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”). The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results for the entire year ending December 31, 2003.

Unless the context otherwise requires, all references herein to “we,” “us,” “our,” and “the Company” are to Overnite Holding, Inc. and its subsidiaries.

Note 1. Business

Overnite Holding, Inc. through its primary operating subsidiaries, is a leading predominantly non-union provider of less than truckload (“LTL”) transportation service, offering a full spectrum of regional, inter-regional and long-haul services nationwide. The Company serves a diverse customer base through a network of 207 service centers located near metropolitan centers. The Company operates through two principal subsidiary companies, Overnite Transportation Company (“OTC”) and Motor Cargo Industries, Inc. (“Motor Cargo”). OTC operates on a nationwide basis and Motor Cargo operates primarily in the Western United States.

Note 2. Net Income

During the third quarter of 2002, our results reflected a resolution with the Internal Revenue Service in which a portion of UPC’s acquisition costs associated with its 1986 acquisition of the Company became tax deductible, resulting in a one-time benefit of $33.7 million, which was accounted for as a reduction of income tax expense.

Earnings per share have been omitted from the consolidated statements of income as the Company was a wholly owned subsidiary of Union Pacific Corporation, (“UPC”) for all periods presented and it would, therefore, not be meaningful to investors.

Note 3. Comprehensive Income

For the nine months ended September 30, 2003 and September 30, 2002, the Company recognized total comprehensive income of $43.3 million and $76.6 million, respectively. For the nine months ended September 30, 2003, the Company recognized an item of other comprehensive loss of $0.5 million, compared to an item of other comprehensive income of $0.9 million for the nine months ended September 30, 2002. Other comprehensive loss and income for the nine month periods ended September 30, 2003 and 2002 relate primarily to the effective portion of the changes in the fair values of derivatives designated as hedging instruments in cash flow hedges.

Note 4. Segment Information

OTC Segment

The OTC segment includes the LTL, closely related truckload operations and dedicated truckload operations of OTC, operating as a regional carrier with long-haul capabilities, with a network of 171 service centers throughout the United States. This segment serves all 50 states, Canada, Mexico, the U.S. Virgin Islands, Puerto Rico and Guam and transports a variety of products, including machinery, textiles, plastics, electronics and paper products.

Motor Cargo Segment

Motor Cargo is a regional LTL carrier operating through 36 service centers, providing transportation services within the Western United States, transporting a variety of products, including consumer goods, packaged foodstuffs, electronics, apparel, hardware and industrial goods. Motor Cargo also provides warehousing and logistics services.

The following tables reflect asset information for the Company as of September 30, 2003 and December 31, 2002, and capital expenditures and depreciation expense for the three month and nine month periods ended September 30, 2003 and 2002:

	As of
	September 30, 2003	December 31, 2002
	(Thousands of Dollars)
Assets:
OTC	$939,222	$916,402
Motor Cargo	120,534	114,290

Consolidated	$1,059,756	$1,030,692

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Thousands of Dollars)		(Thousands of Dollars)
Capital Expenditures:
OTC	$14,438	$13,133	$35,784	$32,667
Motor Cargo	1,518	3,153	7,746	7,786

Consolidated	$15,956	$16,286	$43,530	$40,453

Depreciation Expense:
OTC	$12,009	$12,125	$36,412	$36,702
Motor Cargo	2,024	2,369	6,375	7,127

Consolidated	$14,033	$14,494	$42,787	$43,829

The following table reflects operating segment information of the Company for operating revenue, operating income and net income for the three-month and nine-month periods ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Thousands of Dollars)		(Thousands of Dollars)
Operating Revenue:
OTC	$340,903	$316,203	$977,987	$894,742
Motor Cargo	43,279	38,488	119,403	105,884

Consolidated	$384,182	$354,691	$1,097,390	$1,000,626

Operating Income:
OTC	$24,932	$22,193	$54,943	$46,901
Motor Cargo	3,899	3,430	7,480	7,452

Consolidated	$28,831	$25,623	$62,423	$54,353

Net Income:
OTC	$17,254	$50,174	$38,911	$71,061
Motor Cargo	2,464	2,166	4,838	4,631

Consolidated	$19,718	$52,340	$43,749	$75,692

Note 5. Related Party Transactions

Advances to parent accrued interest at a 7.5% annual interest rate during the first nine months of 2003 and the fiscal year ended December 31, 2002. The Company had a net receivable from UPC of $214.6 million and $163.2 million as of September 30, 2003 and December 31, 2002, respectively. This receivable was principally the result of cash advanced to UPC in excess of that needed to meet the capital and operating expense requirements of the Company. The receivable balance was also reduced by pension contributions of $45.7 million in the first nine months of 2003 and $126.5 million in the fiscal year ended December 31, 2002.

In the normal course of business the Company and UPC complete transportation arrangements for each other’s customers and bill each other in accordance with intermodal agreements and other contracts, at commercial terms that are equitable to all parties. Both UPC and the Company have invested resources to improve the efficiency of these services, to the benefit of each other’s ultimate customer. During the nine months ended September 30, 2003 and 2002, these intercompany transactions included in the Company’s operating revenue amounted to $4.1 million and $4.5 million, respectively.

Note 6. Retirement Plans

We provide defined pension benefits to eligible employees of OTC and Motor Cargo. OTC pension benefits are based on years of service and compensation during employment and cover substantially all employees. Motor Cargo pension benefits are based solely upon years of service.

During the first nine months of 2003, the Company made pension plan contributions of $45.7 million compared to $25.2 million in the comparable period of 2002.

Note 7. Stock-Based Compensation

The Company participated in UPC’s stock-based employee compensation plans until November 5, 2003. UPC and the Company account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation expense, related to stock option grants, is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based employee compensation expense related to restricted stock and other incentive plans is reflected in net income. The following table illustrates the effect on net income for the three month and nine month periods ended September 30, 2003 and September 30, 2002 if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (the “FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Thousands of Dollars)		(Thousands of Dollars)
Net income as reported	$19,718	$52,340	$43,749	$75,692
Stock-based employee compensation expense included in reported net income, net of tax	381	392	1,690	1,112
Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(840)	(838)	(3,059)	(2,367)

Pro forma net income	$19,259	$51,894	$42,380	$74,437

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted during both the three months and the nine months ended September 30, 2003: risk-free interest rates of 2.9%; dividend yield of 1.5%; expected lives of 5 years; and volatility of 28.4%. Assumptions for both the three months and nine months ended September 30, 2002 were: risk free interest rates of 4.4%; dividend yield of 1.3%; expected lives of 5 years; and volatility of 28.8%.

Note 8. Commitments and Contingencies

Unasserted Claims—There are various claims and lawsuits pending against the Company. It is not possible at this time for the Company to determine fully the effect of all unasserted claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Company has recorded a liability. The Company does not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities or guarantees will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

Prior to the effectiveness of the registration statement, filed on October 30, 2003, covering the shares of common stock of Overnite sold in the initial public offering, two financial institutions distributed unauthorized written materials relating to Overnite to 13 potential institutional investors. The written materials included a research model, which included financial projections for Overnite for the remainder of fiscal year 2003, as well as fiscal years 2004 and 2005, a research analyst’s views concerning Overnite’s valuation compared to a competitor and estimations of Overnite’s “pro forma” earnings per share for 2003, 2004 and 2005 and earnings per share for 2004 and 2005. If these written materials constituted prospectuses that did not meet the requirements of the Securities Act, persons who received these written materials, directly or indirectly, and who purchased Overnite’s common stock in the initial public offering may have the right, for a period of one year from the date of the violation, to obtain recovery of the consideration paid in connection with their purchase of Overnite’s common stock or, if they had already sold the stock, attempt to recover losses resulting from their purchase of the common stock. Certain of the underwriters in the initial public offering have agreed to indemnify us, along with UPC, for losses that we or UPC may incur as a result of the distribution of such materials

For more information regarding the initial public offering and the transactions related thereto, see Note 10.

Variable Interest Entity—On October 31, 2000, the Company, through OTC, entered into agreements with a variable interest entity (“Lessor”) in order to finance and lease the expansion of a service center in South Holland, Illinois. OTC has leased the facilities for an initial term of five years with provisions for renewal for an extended period subject to agreement between OTC and the Lessor. At any time during the lease, OTC may, at its option, purchase the facilities at approximately the amount expended by the Lessor. If OTC elects not to purchase the building or renew the lease, the building would be returned to the Lessor for remarketing, and OTC has guaranteed a residual value equal to 85% of the total construction related costs. If OTC elects not to renew the lease or purchase the building, the guarantee will be approximately $11.2 million.

Financial Instruments—The Company’s derivative financial instruments, which were used to manage risk related to changes in fuel prices, expired on March 31, 2003. Fuel hedging positions were reclassified from accumulated other comprehensive gain to fuel expense over the life of the hedge as fuel was consumed. During the first nine months of 2003, the Company’s fuel expense decreased by $1.1 million as a result of the hedge activity compared to a decrease of $0.6 million in the comparable period of 2002. During the three months ended September 30, 2003 fuel expense was unchanged as a result of the hedge activity compared to a decrease of $0.4 million as a result of the hedge activity in the comparable period of 2002. The Company may enter into swaps, futures and/or forward contracts to mitigate the impact of adverse fuel price changes in the future.

Commitments—As of September 30, 2003, the Company’s self-insured retention arrangements for workers’ compensation and automobile liability were secured by $50.8 million in letters of credit, which were unused, compared to $23.8 million as of September 30, 2002. As part of our periodic review of our insurance program, during the three months ended September 30, 2003, the Company added two additional letters of credit in the aggregate amount of $13.0 million in light of the insurance requirements.

Goodwill—The Company completed the required goodwill impairment test under generally accepted accounting principles effective September 30, 2003, which did not indicate any impairment. As a result of the acquisition of Motor Cargo, the Company recognized $13.2 million in goodwill and $3.0 million in non-amortizable intangible assets. The Company expects to perform the required annual goodwill impairment assessment on a recurring basis at the end of the third quarter each year, or more frequently if events or changes in circumstances resulting in goodwill impairment arise.

Note 9. Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires the consolidation of a variable interest entity when a company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the variable interest entity’s residual returns or both. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003. On October 8, 2003, the FASB issued FASB Staff Position No. FIN 46-6, which provided public entities an opportunity to delay adoption of FIN 46 for variable interest entities created prior to February 1, 2003.

As described in Note 8, OTC has entered into an agreement to finance and lease the expansion of a service center in South Holland, Illinois. This agreement is subject to the provisions of FIN 46, and since OTC restructured the agreement that gave rise to the variable interest entity prior to July 1, 2003 and subsequent to February 1, 2003, the Company cannot defer adoption. The adoption of FIN 46 had no material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FASB Statement No. 133. The adoption of FAS 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”). FAS 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. Management believes that the adoption of FAS 150 will not have a material impact on the Company’s consolidated financial statements.

Note 10. Subsequent Events

On November 5, 2003, Union Pacific Corporation completed the divestiture of its entire interest in Overnite Holding, Inc. through an initial public offering. In order to facilitate the offering, immediately prior to the consummation of the offering, Overnite Corporation acquired from Union Pacific Corporation all of the outstanding common stock of the Overnite Holding, Inc. In exchange, Overnite Corporation issued to Union Pacific Corporation (1) 27.5 million shares of its common stock, which represented all of the outstanding shares of common stock of Overnite Corporation upon consummation of the transaction, and (2) a $1.0 million promissory note to be payable six months following the date of consummation of the transaction. In addition, subsequent to this transaction but immediately prior to the consummation of the offering, Overnite Holding, Inc. paid to Union Pacific Corporation a dividend consisting of $128.0 million in cash and the forgiveness of the net intercompany advances to Union Pacific Corporation as of the date of the transaction, which amounted to $226.8 million on that date. This series of transactions is referred to as the “Divestiture Transaction.”

Concurrent with the Divestiture Transaction, Overnite Corporation and Overnite Transportation Company entered into a $300 million credit agreement (the “Credit Agreement”) with a syndicate of lenders. A total of $128.0 million was drawn immediately to pay the cash dividend described in the preceding paragraph. In connection with the Divestiture Transaction, financial guarantees previously provided by Union Pacific Corporation in connection with a service center located in South Holland, Illinois (see Note 8, above) were replaced by a financial guarantee provided by Overnite Corporation.

Following the Divestiture Transaction, the Overnite Holding, Inc. became a direct wholly owned subsidiary of Overnite Corporation and Overnite Transportation Company and Motor Cargo Industries, Inc. became indirect wholly owned subsidiaries of Overnite Corporation. Union Pacific Corporation sold 100% of the shares of common stock of Overnite Corporation that it received in the Divestiture Transaction in the initial public offering. The existing management of Overnite Holding, Inc. now operates Overnite Corporation following the Divestiture Transaction and initial public offering.

For more information regarding the Credit Agreement, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and in the prospectus of Overnite filed on October 31, 2003 with the SEC under Rule 424(b)(4) under the Securities Act.

OVERVIEW

The Company is a leading, predominantly non-union provider of LTL transportation services, offering a full spectrum of regional, inter-regional and long-haul LTL services nationwide. In addition to our core LTL service, we also provide our customers with a number of additional value-added LTL services, including expedited and guaranteed delivery, cross-border, assembly and distribution, trade show, government and third party logistics services. We serve a diverse customer base through a network of 207 service centers located near metropolitan centers. We draw customers from varying industries and geographic markets, including customers in the retail, chemical, automotive, electronics and furniture industries.

From 1986 until November 5, 2003, the Company was a wholly owned subsidiary of UPC. Although we operated as a separate business, distinct from UPC’s other activities, we relied on UPC for certain support functions, as well as financial support. Following the Divestiture Transaction, we no longer receive interest income from UPC, which accounted for $19.1 million of interest income in 2002 and $11.0 million in the nine month period ended September 30, 2003, and we expect to incur certain costs in connection with operating as a stand-alone company that will exceed the costs that were incurred or were charged to us by UPC. We currently estimate that we will incur approximately $9.1 million per year of incremental operating expenses as a result of becoming a stand-alone public company. These stand-alone costs include certain administrative costs for services previously performed for us by UPC, such as cash management, internal audit and information technology, as well as incremental costs we will incur, including SEC compliance, insurance, corporate secretary, shareholder relations, government relations and non-employee director costs. In addition, Overnite incurred indebtedness under the Credit Agreement in order to make a payment to UPC in connection with the Divestiture Transaction, and may incur future indebtedness as may be necessary to finance working capital, capital expenditures, other general corporate purposes and to support letters of credit.

During 2002, the Company was able to resolve a number of key labor issues. On October 24, 2002, the International Brotherhood of Teamsters (the “Teamsters”) discontinued a three-year nationwide strike of OTC without obtaining any contracts or concessions from OTC. Commencing in July 2002, OTC employees began to decertify the Teamsters as their collective bargaining representatives at OTC service centers. This decertification process has resulted in the Teamsters losing representation rights at all of the 26 OTC service centers where they had previously gained certified representation rights, meaning that the Teamsters are no longer acting as the collective bargaining representative for employees at these locations. While the Teamsters no longer represent any of our OTC employees, the Teamsters represent employees at two Motor Cargo service centers located in Salt Lake City, Utah and Reno, Nevada, constituting approximately 11% of the total Motor Cargo workforce at 36 centers. However, these employees are not subject to the terms of the National Master Freight Agreement, which was entered into by the Teamsters and a number of national LTL carriers in 2003. On September 15, 2003, employees at Motor Cargo’s Reno service center filed a petition to decertify the Teamsters as their collective bargaining representative. At the decertification held on October 23 and 24, 2003, employees at Motor Cargo’s Reno service center voted to retain the teamsters as their collective bargaining representative.

FORWARD LOOKING STATEMENTS

The following discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause the Company’s actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to: whether we are fully successful in implementing our financial and operational initiatives; industry competition; conditions, performance and consolidation; legislative and/or regulatory developments; the effects of adverse general economic conditions, both within the United States and globally; any adverse economic or operational repercussions from recent terrorist activities, any government response thereto and any future terrorist activities, war or other armed conflicts; changes in fuel prices; changes in labor costs; labor stoppages; the outcome of claims and litigation; natural events such as severe weather, floods and earthquakes and other factors described in the Company’s filings with the SEC, including under “Risk Factors” in the prospectus of Overnite filed on October 31, 2003 with the SEC under Rule 424(b)(4) under the Securities Act.

Forward-looking statements speak only as of the date the statements are made. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other forward-looking statements.

OVERNITE HOLDING, INC.

RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 2003 Compared to

Three Months and Nine Months Ended September 30, 2002

The following table sets forth certain statement of income data expressed as a percentage of operating revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Salaries, wages and employee benefits	56.9	58.1	59.0	60.3
Supplies and expenses	8.0	7.4	8.3	7.3
Operating taxes	3.5	3.6	3.6	3.7
Claims and insurance	5.0	2.8	4.1	2.9
Rents and purchased transportation	10.3	10.8	10.3	10.4
Communication and utilities	1.4	1.5	1.4	1.6
Depreciation	3.7	4.1	3.9	4.4
Other	3.7	4.5	3.7	4.0

Total operating expenses	92.5	92.8	94.3	94.6

Operating income	7.5	7.2	5.7	5.4
Other income and expense
Interest income from parent	1.1	1.4	1.0	1.4
Other income and expense	(0.1)	0.0	(0.1)	0.1

Income before income taxes	8.5	8.6	6.6	6.9

Income taxes	3.4	(6.2)	2.6	(0.7)

Net income	5.1%	14.8%	4.0%	7.6%

The following table provides operating statistics for the three months and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Gross weight hauled (millions of pounds)
LTL	2,359.8	2,273.4	6,834.5	6,517.0
Truckload	224.7	220.0	624.6	629.1

Total pounds	2,584.5	2,493.4	7,459.1	7,146.1

Shipments (thousands)
LTL	2,486.5	2,424.7	7,205.6	7,127.6
Truckload	17.3	17.1	46.4	49.3
Dedicated Truckload	18.4	18.1	58.9	50.2

Total shipments	2,522.2	2,459.9	7,310.9	7,227.1

LTL revenue per LTL hundredweight (excluding fuel surcharge)	$14.47	$14.06	$14.25	$13.87
Operating ratio (1)	92.5%	92.8%	94.3%	94.6%

(1)	Operating ratio is total operating expenses divided by total operating revenue.

Results of operations for the three months and nine months ended September 30, 2003 compared to the three months and nine months ended September 30, 2002:

Operating Revenue

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

For the three months ended September 30, 2003, operating revenue was $384.2 million, an increase of $29.5 million or 8.3%, from $354.7 million for the comparable period of 2002. Operating revenue consists of six components: LTL volume or tonnage shipped, LTL revenue per LTL hundredweight excluding fuel surcharges (“LTL Rate Factor”), dedicated truckload service, fuel surcharges, truckload service and other services. The increase in operating revenue resulted from a 3.8% increase in LTL volume, which contributed approximately $12.1 million in additional operating revenue, and a 2.9% increase in the LTL Rate Factor, which contributed approximately $9.7 million in additional operating revenue. The closure of Consolidated Freightways Corporation on September 3, 2002 was a primary driver of the increase in LTL tonnage. The increase in operating revenue during the three months was also due to increased volume in our dedicated truckload service, which accounted for approximately $3.2 million of the increase in operating revenue, and an increase of $4.1 million in revenue from fuel surcharges. Our truckload service and other revenue sources together combined for a net increase in revenue of $0.4 million.

For the three months ended September 30, 2003, operating revenue at OTC was $340.9 million, an increase of $24.7 million, or 7.8%, compared to operating revenue of $316.2 million for the three months ended September 30, 2002. LTL volume at OTC increased 2.7%, contributing approximately $7.7 million in additional revenue. The LTL Rate Factor improved by 3.6%, contributing approximately $10.6 million in additional revenue. Fuel surcharges contributed an additional $3.4 million, as a result of higher fuel prices. Our dedicated truckload service contributed $3.2 million in additional revenue and operating revenue from truckload services declined by $0.2 million.

For the three months ended September 30, 2003, operating revenue at Motor Cargo was $43.3 million, an increase of $4.8 million, or 12.4%, from $38.5 million in the comparable period of 2002. Operating revenue at Motor Cargo from LTL business increased by $3.4 million as a result of a 13.0% increase in LTL volume. Operating revenue from fuel surcharges contributed an additional $0.7 million. Truckload services and other services contributed $0.7 million in additional operating revenue.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

For the first nine months of 2003, operating revenue was $1,097.4 million, an increase of $96.8 million, or 9.7%, from $1,000.6 million in the first nine months of 2002. For the nine months ended September 30, 2003, the increase in LTL volume contributed approximately $44.0 million in additional operating revenue. The increase in the LTL Rate Factor contributed approximately $26.0 million in additional operating revenue. The increase in our dedicated truckload service contributed $10.0 million of additional operating revenue. Fuel surcharges increased our operating revenue by $17.0 million, as a result of increased fuel prices. Our truckload service and other services together combined for a net decrease in revenue of $0.2 million.

LTL volume increased by 317.5 million pounds during the first nine months of 2003, an increase of 4.9% from the volume shipped during the first nine months of 2002. The closure of Consolidated Freightways on September 3, 2002 was a primary driver of the increase in LTL tonnage. Our LTL Rate Factor increased by 2.7% during the first nine months of 2003. Operating revenue from our dedicated truckload service increased by 27.8%, resulting primarily from a 17.3% increase in shipments as a result of the addition of a significant customer that elected to outsource the management of its private fleet with us. Operating revenue from fuel surcharges increased by 104.3% from the first nine months of 2002, as a result of increased fuel prices.

For the first nine months of 2003, operating revenue at OTC was $978.0 million, an increase of $83.2 million, or 9.3%, from $894.7 million in the first nine months of 2002. LTL volume increased by 4.0%, from 5,811.2 million pounds in the first nine months of 2002 to 6,046.2 million pounds in the first nine months of 2003, contributing approximately $32.9 million in additional operating revenue. The LTL Rate Factor increased by 3.1%, contributing approximately $27.5 million in additional operating revenue. Operating revenue from our dedicated truckload service increased by $10.0 million, or 27.8%, resulting primarily from a 17.3% increase in LTL volume. Operating revenue from fuel surcharges was $29.8 million during the first nine months of 2003, an increase of $15.0 million, or 102.7%, from $14.7 million in the first nine months of 2002, as a result of increased fuel prices. Truckload service and other services together combined for a net decrease of $2.2 million.

For the first nine months of 2003, operating revenue at Motor Cargo was $119.4 million, an increase of $13.5 million, or 12.8%, from $105.9 million in the first nine months of 2002. This increase was primarily the result of an 11.7% increase in LTL volume compared to the same period of 2002.

Operating Expenses

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

For the three months ended September 30, 2003, operating expenses were $355.4 million, an increase of $26.3 million, or 8.0%, from $329.1 million for the comparable period in 2002. As a percentage of operating revenue, operating expenses averaged 92.5%, for the three months ended September 30, 2003, as compared to 92.8% for the comparable period in 2002. Operating expenses at OTC were $316.0 million for the three months ended September 30, 2003, an increase of $22.0 million, or 7.5%, from $294.0 million for the comparable period in 2002. Operating expenses at Motor Cargo were $39.4 million for the three months ended September 30, 2003, an increase of $4.3 million, or 12.3%, from $35.1 million for the comparable period in 2002.

For the three months ended September 30, 2003 operating expenses were primarily affected by changes in the following: salaries, wages and employee benefits, supplies and expenses and claims and insurance.

For the three months ended September 30, 2003, salaries, wages and employee benefits were $218.7 million compared to $206.2 million for the comparable period in 2002. As a percentage of operating revenue salaries, wages and employee benefits decreased from 58.1% in 2002 to 56.9% in 2003. In terms of absolute expenses, salaries and wages were $155.4 million for the three months ended September 30, 2003, an increase of $9.3 million, or 6.4%, from $146.1 million in the comparable period of 2002. The increase in salaries and wages was due to wage inflation and a 3.8% increase in the average number of employees over the period, which increase was partially offset by lower linehaul miles and wages resulting from a loading initiative which began in January 2003 that focused on increasing load density in long haul lanes. The increase in the number of employees was primarily due to the increase in LTL tonnage shipped. Employee benefits were $63.3 million for the three months ended September 30, 2003, an increase of $3.2 million, or 5.3%, from $60.1 million for the comparable period in 2002. Employee benefit expenses were primarily affected by pension and other post employment cost increases and the 3.8% increase in the average number of employees. Expenses related to pension and other post retirement benefits were $9.9 million for the three months ended September 30, 2003, an increase of $1.3 million, or 15.1%, from $8.6 million in the comparable period in 2002. This increase was primarily attributable to the lower than expected returns on pension assets and declines in interest rates. The cost of healthcare benefits for active employees was $16.1 million in the three months ended September 30, 2003, a decrease of $1.4 million, or 8.0%, from $17.5 million in the comparable period in 2002

Supplies and expenses were $30.9 million in the three months ended September 30, 2003, an increase of $4.6 million, or 17.7%, from $26.3 million for the comparable period in 2002. Supplies and expenses increased to 8.0% of operating revenue in the three months ended September 30, 2003 from 7.4% in the comparable period of 2002. The increase was primarily due to the increase in the cost of fuel, which added $2.3 million in incremental expenses. The average price of fuel consumed by OTC during the three months ended September 30, 2003 was $0.85 per gallon compared to $0.76 per gallon average in the comparable period of 2002 (including transportation costs and excluding taxes). Maintenance and facilities supplies expenses were $16.3 million for the three months ended September 30, 2003, an increase of $2.4 million, or 17.3%, from $13.9 million in the comparable period in 2002.

For the three months ended September 30, 2003, claims and insurance expenses were $19.4 million, an increase of $9.6 million, or 98.3%, from $9.8 million for the comparable period in 2002. Claims and insurance expenses increased to 5.0% of operating revenue in the three months ended September 30, 2003 from 2.8% for the comparable period in 2002. Provisions to our liability reserves for injury or property damages increased by $6.2 million, or 213.8%, for the three months ending September 30, 2003 due to a number of severe injuries and damages that occurred in the beginning of the year. Provisions for cargo claims increased $2.9 million, or 49.2%, due to increases in the absolute number of claims received resulting from changes in loading practices related to increasing density on long haul lanes, a contract change with a large customer with regard to liability limits and, to a lesser extent, an increase in the number of shipments handled. We expect cargo claims expense to improve, as a percentage of revenue, as we continue to optimize our freight handling procedures on long haul lanes.

For the three months ended September 30, 2003, rents and purchased transportation expenses were $39.6 million, an increase of $1.3 million, or 3.4%, from $38.3 million in the comparable period of 2002. As a percentage of operating revenue, however, these expenses fell from 10.8% during the three months ended September 30, 2002 to 10.3% for the three months ended September 30, 2003. The increase was primarily related to the closure of Consolidated Freightways and our effort to provide a high level of service to both our existing customers and the new customers that we gained. These costs include the use of other trucking carriers for both inter-city and local delivery services to supplement our resources as we absorbed the increased volume. Our use of these resources increased by $2.6 million, or 14.1%, over the comparable period of 2002. We also increased the short-term rental of equipment including trucks and trailers by $0.4 million, or 8.7%, compared to the three months ended September 30, 2002. These cost increases were offset by a reduction in the use of rail carriers to provide long distance haul support, which decreased by $1.4 million, or 17.9%, from the comparable period of 2002.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

For the first nine months of 2003, operating expenses were $1,035.0 million, an increase of $88.7 million, or 9.4%, from $946.3 million in the comparable period of 2002. As a percentage of operating revenue, operating expenses improved from 94.6% in the nine months ended September 30, 2002 to 94.3% for the nine months ended September 30, 2003. Operating expenses at OTC were $923.0 million for the nine months of 2003, an increase of $75.2 million, or 8.9%, from $847.8 million in the comparable period of 2002. Operating expenses at Motor Cargo were $111.9 million for the first nine months of 2003, an increase of $13.5 million, or 13.7%, from $98.4 million in the comparable period of 2002.

For the first nine months of 2003, operating expenses were primarily affected by changes in the following: salaries, wages and employee benefits, supplies and expenses, claims and insurance and rents and purchased transportation.

For the first nine months of 2003, salaries, wages and employee benefits were $647.5 million, an increase of $43.7 million, or 7.2%, from $603.8 million in the comparable period of 2002. As a percentage of operating revenue, salaries, wages and employee benefits decreased from 60.3% in 2002 to 59.0% in 2003. In terms of absolute expenses, salaries and wages were $455.4 million in the first nine months of 2003, an increase of $29.0 million, or 6.8%, from $426.4 million in the comparable period of 2002. The increase in salaries and wages was due to wage inflation and a 4.7% increase in the average number of employees over the period, which increase was partially offset by lower linehaul miles and wages resulting from a loading initiative which began in January 2003 that focused on increasing load density in long haul lanes. The increase in the number of employees was primarily due to the increase in LTL tonnage shipped. Employee benefits were $192.1 million in the first nine months of 2003, an increase of $14.7 million, or 8.3%, from $177.4 million in the comparable period of 2002. Employee benefit expenses were primarily affected by pension and other post employment cost increases and the 4.7% increase in the average number of employees. Expenses related to pension and other post retirement benefits were $31.1 million in the first nine months of 2003, an increase of $6.3 million, or 25.4%, from $24.8 million in the comparable period of 2002. This increase was primarily attributable to the lower than expected returns on pension assets and declines in interest rates. The cost of healthcare benefits for active employees was $54.1 million in the first nine months of 2003, an increase of $2.1 million, or 4.0%, from $52.0 million in the comparable period of 2002.

For the first nine months of 2003, supplies and expenses were $91.5 million, an increase of $18.5 million, or 25.3%, from $73.0 million in the comparable period of 2002. Supplies and expenses increased to 8.3% of operating revenue in the first nine months of 2003 from 7.3% in the comparable period of 2002. The increase was primarily due to the increase in the cost of fuel, which added $13.1 million in incremental expenses. The average price of fuel consumed by OTC during the first nine months of 2003 was $0.92 per gallon, compared to $0.70 per gallon average in the comparable period of 2002 (including transportation costs and excluding taxes). Maintenance and facilities supplies expenses were $44.8 million in the first nine months of 2003, an increase of $5.4 million, or 13.7%, from $39.4 million in the comparable period of 2002.

For the first nine months of 2003, claims and insurance expenses were $44.5 million, an increase of $16.0 million, or 56.1%, from $28.5 million in the comparable period of 2002. Claims and insurance expenses increased to 4.1% of operating revenue in the first nine months of 2003 from 2.9% in the first nine months of 2002. Provisions to our liability reserves for injury or property damages increased by $11.1 million, or 119.4%, for the first nine months of 2003 compared to the comparable period of 2002 due to a number of severe injuries and damages in the beginning of the year. Provisions for cargo claims increased $4.5 million, or 23.9%, due primarily to increases in the absolute number of claims received resulting from changes in loading practices related to increasing density on long haul lanes, a contract change with a large customer with regard to liability limits and, to a lesser extent, an increase in the number of shipments handled. We expect cargo claims expense to improve, as a percentage of revenue, as we continue to optimize our freight handling procedures on long haul lanes.

For the first nine months of 2003, rents and purchased transportation expenses were $113.0 million, an increase of $8.7 million, or 8.3%, from $104.3 million in the comparable period of 2002. As a percentage of operating revenue, these expenses fell from 10.4% during the first nine months of 2002 to 10.3% for the first nine months of 2003. The significant components to this increase in costs were incurred in response to the closure of Consolidated Freightways and our effort to provide a high level of service to both our existing customers and the new customers that we gained. These costs include the use of other trucking carriers for both inter-city and local delivery services to supplement our resources as we absorbed the increased volume. Our use of these resources increased by $9.5 million, or 19.3%, over the comparable period of 2002. We also increased the short-term rental of equipment, including trucks and trailers, by $1.6 million, or 12.2%, compared to the first nine months of 2002. These cost increases were offset by a reduction in the use of rail carriers to provide long distance delivery support, which decreased by $1.6 million, or 7.4%, from the comparable period of 2002.

Operating Income

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

For the three months ended September 30, 2003, operating income was $28.8 million, an increase of $3.2 million, or 12.5%, compared to $25.6 million in the comparable period of 2002. Our operating ratio improved to 92.5%, compared to 92.8% in the comparable period of 2002. For the three months ended September 30, 2003, operating income at OTC was $24.9 million, an increase of $2.7 million, or 12.3%, from $22.2 million in the comparable period of 2002. For the three months ending September 30, 2003, the operating ratio for OTC improved to 92.7% compared to 93.0% for the comparable period of 2002. For the three months ended September 30, 2003, operating income at Motor Cargo was $3.9 million, an increase of 14.7% from $3.4 million in the comparable period of 2002. For the three months ended September 30, 2003, the operating ratio for Motor Cargo was 91.0% compared to 91.1% for the comparable period of 2002.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

For the first nine months of 2003, operating income was $62.4 million, an increase of $8.0 million, or 14.8%, from $54.4 million in the comparable period of 2002. Our operating ratio improved to 94.3%, compared to 94.6% in the comparable period of 2002. For the first nine months of 2003, operating income at OTC was $54.9 million, an increase of $8.0 million, or 17.1%, from $46.9 million in the comparable period of 2002. For the first nine months of 2003, the operating ratio for OTC was 94.4% compared to 94.8% for the comparable period of 2002. For the first nine months of 2003, operating income at Motor Cargo was $7.5 million, equal to the comparable period of 2002. The operating ratio for Motor Cargo was 93.7% in the first nine months of 2003 compared to 93.0% in 2002.

Income Taxes. Income taxes were $29.0 million in the first nine months of 2003, at an effective tax rate of 39.8%, compared to a benefit of $6.9 million in the comparable period of 2002. During the third quarter of 2002, our results reflected a resolution with the Internal Revenue Service in which a portion of UPC’s acquisition costs associated with its 1986 acquisition of the Company became tax deductible, resulting in a one-time benefit of $33.7 million, which was accounted for as a reduction of income tax expense.

Net Income. As a result of the foregoing, net income for the three months ended September 30, 2003 was $19.7 million, a decrease of $32.6 million, or 62.3%, from $52.3 million in the comparable period of 2002. This decrease was primarily a result of a tax benefit of $33.7 million which was accounted for as a reduction of income tax expense in the third quarter of 2002, as described above. OTC contributed $17.3 million in net income for the three months ended September 30, 2003 compared to $50.2 million in net income in the comparable period of 2002. Motor Cargo contributed $2.4 million of net income in the three months ended September 30, 2003 compared to $2.1 million in net income in the comparable period of 2002

Net income for the first nine months of 2003 was $43.7 million, a decrease of $32.0 million, or 42.2%, from $75.7 million in the comparable period of 2002. This decrease was primarily a result of a tax benefit of $33.7 million which was accounted for as a reduction of income tax expense in the third quarter of 2002, as described above. OTC contributed $38.9 million in net income in the first nine months of 2003 compared to $71.1 million in net income in the comparable period of 2002. Motor Cargo contributed $4.8 million of net income in the first nine months of 2003 compared to $4.6 million in net income in the comparable period of 2002.

Liquidity and Capital Resources

Net cash provided by operating activities was $109.9 million during the first nine months of 2003, an increase of $60.0 million, or 120.2%, from $49.9 million during the comparable period of 2002. Net cash from operations is attributable primarily to net income, adjusted for depreciation, changes in working capital items and pension plan contributions.

Cash provided by operating activities was impacted in 2002 by two non-recurring tax items that reduced deferred income tax expense. We made a payment of $35 million to UPC in connection with our federal and state income tax liabilities for tax years 1986 through 1989 under a tax allocation agreement between the Company and UPC. Also during 2002, we resolved certain tax issues with the Internal Revenue Service. Part of this resolution permitted a portion of UPC’s 1986 acquisition costs for the Company to become tax deductible, resulting in a decrease in our deferred income tax expense of $27.8 million, as well as a decrease in our current federal income tax expense of $5.9 million.

In addition, during the first nine months of 2003, we contributed $45.7 million to our pension plans, (including $45.0 million on a voluntary basis) compared to $25.2 million (including $25.0 million on a voluntary basis) in the comparable period of 2002.

Our business requires substantial ongoing capital investments, particularly for replacement of revenue equipment, such as trucks, tractors and trailers. Capital expenditures totaled $16.0 million in the three months ended September 30, 2003 compared to $16.3 million for the comparable period of 2002 and $43.5 million in the first nine months of 2003 compared to $40.5 million for the comparable period of 2002, as set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Thousands of Dollars)
Revenue equipment	$7,389	$11,351	$24,271	$29,496
Land and buildings	2,572	994	11,881	5,077
Technology equipment and software	1,127	1,195	2,310	2,333
Other equipment	4,868	2,746	5,068	3,547

Total capital expenditures	$15,956	$16,286	$43,530	$40,453

During the first nine months of 2003, we acquired 231 tractors and 925 trailers, which replaced older units in our fleet. Under the OTC brand name, we acquired and placed in operation service centers in Bakersfield, California and Simi Valley, California. The Bakersfield service center replaces a service center previously leased. During this period, we also acquired a service center in St. Louis, Missouri, which replaced a smaller facility in the same metropolitan area. The St. Louis facility opened on October 17, 2003. Under the Motor Cargo brand name we acquired and placed in operation a service center in Salinas, California as a result of the liquidation of Consolidated Freightways and acquired land to expand our current service center in Rialto, California. We also began operations at Motor Cargo facilities in Santa Maria and Stockton, California under separate lease arrangements.

We have budgeted capital expenditures of $58.0 million for 2003. Capital expenditures for revenue equipment are expected to be $29.4 million ($14.3 million for replacement tractors and $15.1 million for replacement trailers). We have also budgeted $12.9 million for real estate projects, including opportunities resulting from the closure and subsequent sale of the real estate assets of Consolidated Freightways. Capital expenditures for other equipment, which includes maintenance, technology and dock equipment, are expected to be $15.7 million, including $4.3 million for technology equipment and $1.7 million for software. Budgeted computer systems projects include an upgrade to our communication infrastructure and to our time and attendance reporting system. Of our total expected budget for capital expenditures for 2003, approximately $49.0 million will be invested for OTC and $9.0 million will be invested for Motor Cargo.

Historically, our capital expenditures have been funded primarily through cash provided by operations and to a lesser extent by the proceeds from sales of used equipment and facilities. We generated cash proceeds from the sale of used tractors and trailers in the amount of $0.8 million in the first nine months of 2003 compared to $7.6 million in the comparable period of 2002.

Financing activities have historically consisted primarily of cash forwarded to UPC, including dividends and intercompany cash advances. Cash dividends have historically been paid in an amount equal to $16.0 million per year. Intercompany cash advances were made to UPC periodically each month when cash was generated in excess of what is anticipated to fund our operations, including expected capital expenditures. Neither dividend payments to UPC nor cash advances to or from UPC will continue after the Divestiture Transaction and the initial public offering.

During the first nine months of 2003, we forwarded cash to UPC, including dividends and intercompany advances, totaling $63.4 million compared to $22.3 million during the comparable period of 2002.

Based on our current level of operations and our anticipated growth, we believe that cash flow from operations and other available sources of liquidity, including borrowings under our new bank credit facility, will be sufficient to fund our operations for the next 12 months and for our currently anticipated needs beyond that period.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments that may affect our financial condition. However, based on our assessment of the underlying provisions and circumstances of our material contractual obligations and commercial commitments, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material adverse effect on our results of operations, financial condition or liquidity. In addition, our commercial obligations, financings and commitments are customary transactions which are similar to those of other comparable industrial corporations, particularly within the transportation industry.

The following table summarizes our significant contractual obligations and commercial commitments as of September 30, 2003:

	Payments Due by Period
	Total	Less than 1 year	1–3 years	4-5 years	After 5 years
	(Thousands of dollars)
Contractual Obligations: (1)
Long-term debt	$—	$—	$—	$—	$—
Capital Lease Obligations	347	213	134	—	—
Operating Leases	51,646	4,824	25,751	13,260	7,811

Total	$51,993	$5,037	$25,885	$13,260	$7,811

Pro forma total long-term debt(2)	$128,000	$12,800	$32,000	$83,200	$—

	Amount of Commitment Expiration Per Periods
	Total	Less than 1 year	1–3 years	4-5 years	After 5 years
	(Thousands of dollars)
Other Commercial Commitments:(3)
Standby letters of credit	$50,843	$50,843	$—	$—	$—
Other	641	641	—	—	—

Total	$51,484	$51,484	$—	$—	$—

(1)	Contractual obligations include capital lease obligations for computer hardware, operating leases primarily involving real estate, a lease with a variable interest entity and a $0.4 million line of credit that was unused as of September 30, 2003.

(2)	Adjusted to give effect to the Divestiture Transaction, including our initial borrowing under our new bank credit facility.
(3)	Other commercial commitments consist of standby letters of credit used as collateral for self-insured retention of insurance claims.

Concurrent with the Divestiture Transaction, Overnite and OTC entered into a $300 million Credit Agreement with a syndicate of lenders. The Credit Agreement provides for aggregate commitments of $300.0 million, consisting of (1) a term loan facility of $125.0 million and (2) a revolving loan facility of $175.0 million, of which up to a maximum of $150.0 million is available for the issuance of letters of credit. Availability under the revolving loan facility will be reduced by outstanding letters of credit issued under the facility. Borrowings under the term loan in the amount of $125.0 million were used to pay a portion of the cash dividend to UPC in connection with the Divestiture Transaction. The remaining $3.0 million of the cash dividend was funded with the initial borrowings under the revolving loan facility. The remaining availability under the revolving loan facility will be available for working capital, capital expenditures, general corporate purposes and to support letters of credit. The terms of the Credit Agreement also provide for an increase, at our option, in the aggregate commitments under the facility from $300.0 million to $350.0 million, either by adding additional lenders or by agreeing with existing lenders to increase their commitments. Each of the term loan and the revolving loan facility has a maturity of five years.

OTC is the borrower under the Credit Agreement. Obligations under the Credit Agreement are guaranteed by Overnite and certain of our domestic subsidiaries. Obligations under the Credit Agreement are secured by a first-priority lien on and security interest in all of the capital stock of the Company, Overnite, Inc. and OTC, as well as all of the capital stock held by OTC and any guarantor under the facility.

Borrowings under the term loan and revolving loan facility bear interest, at our option, at either adjusted LIBOR or the alternate base rate, plus a spread based upon our credit rating. The current interest rate is 2.62% in November. Outstanding letters of credit to be issued under the revolving loan facility will be subject to a per annum fee equal to the applicable spread over adjusted LIBOR for revolving loans.

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. Specifically, the Credit Agreement contains financial covenants regarding maximum leverage ratios, a minimum fixed charge coverage ratio and a minimum asset coverage ratio.

Pension Plans

We provide defined pension benefits to eligible employees of OTC and Motor Cargo. OTC pension benefits are based on years of service and compensation during employment and cover substantially all employees. Motor Cargo pension benefits are based solely upon years of service.

For the current fiscal year through September 30, the actual return on assets was approximately 14% and we made contributions totaling $45.7 million

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The following are our critical accounting policies that affect significant areas of our operations and involve judgments and estimates. If these estimates differ materially from actual results, the impact on the consolidated financial statements may be material.

Revenue Recognition, including Agency and Interline Transactions

Operating revenue is recognized in accordance with Emerging Issues Task Force 91-9, “Revenue and Expense Recognition for Freight Services in Process,” which requires us to use the percentage of completion method, based upon average transit time, for transactions where we are the sole provider. Expenses related to operating revenue are recognized as incurred. We periodically contract with third party carriers to perform transportation services for our customers. When we are the primary obligor for these services, meaning we are responsible for pricing, loss or damage and credit risk, we record revenue gross for the entire amount billed to the customer, and operating expenses for amount paid to the third party carriers in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” When we are not the primary obligor for these transportation services, we record revenue net of the amounts paid to third party carriers. Completed but unpaid interline obligations are accrued for in the month in which the shipment was made.

Claims and Insurance Accruals

Claims and insurance costs, which primarily result from property damage, bodily injury, freight damage and workers’ compensation, are accrued using current information and future estimates to arrive at an estimated ultimate value of claims, less recovery and mitigation credits. These ultimate values are based on assumptions related to the rates of growth in medical costs, general inflation, the normal elapsed time required to adjudicate and settle claims and a predicted pattern of injury severity for claims incurred but not reported. In many cases, independent actuaries are retained to render an opinion so that we may value our reserve requirements in a way that is fair, complete and as accurate as possible based on the information available.

We accrue for cargo claims on a per-shipment basis using a method that takes into account the claims experience, including efforts to mitigate the original claim value, and lag time between shipment and the filing date of the claim. The accuracy of our assumptions relating to claims and insurance costs may be affected by a number of factors. Based on the nature of our business, there may be temporary or permanent reductions or increases in the number of incidents, the severity of the incident and the secondary coverage provided by insurance. Other factors outside of our control that may contribute to casualty costs include weather severity in parts of the country, road, bridge and tunnel condition and tire, brake and power train technology and performance. In the event that actual costs for claims and insurance exceed our original estimates, we will incur expenses in future periods. In addition, we may adjust our underlying assumptions that result in the estimated ultimate claim value. Any of these events could have a material effect on our financial results for future periods.

Healthcare, Pension and Other Post Employment Benefits Obligations

Independent consultants and actuaries are used to develop estimates of healthcare, pension and other postemployment benefits, or OPEB, costs. With regard to pension obligations, actuarial consultants provide valuations of the future obligations compared to the value of plan assets and earnings of the plan assets for the current and future years, using demographics of the current and future work force. We exercise oversight over the basic assumptions used to develop pension, healthcare and OPEB costs, including an estimated rate of asset returns, salary increases, discount rates and rates of inflation of medical costs, the demographic assumptions of the current and future work force and life expectancy of the retired work force. Information regarding these assumptions is set forth in the notes to our audited consolidated financial statements, and these assumptions are evaluated for fairness by our actuaries. In the case of healthcare costs, consultants provide claims cost review and healthcare management expertise to accurately measure current cost, incurred but not invoiced services provided and estimates of the growth of healthcare costs in the future.

Expenses and required contributions to the OTC and Motor Cargo pension plans have been and will continue to be determined based upon the use of market related values, which is a valuation method that recognizes changes in the value of assets over five years. The assumptions we use to estimate healthcare, pension and OPEB costs may differ significantly from actual results due to a number of factors, including changing economic conditions, withdrawal rates, participant life spans and changes in actual costs of healthcare. These differences may have a material effect on the amount of expenses we record for these costs.

Goodwill and Intangible Assets

Under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill and other intangible assets having indefinite useful lives are periodically tested for impairment and a charge is taken to the extent of any impairment. Under FAS 142, we are required to perform impairment tests at least annually, and we have elected to perform our annual impairment tests during the third quarter of each fiscal year. We are also required to perform impairment tests whenever events or changes in circumstances indicate that the carrying value of goodwill or intangible assets may not be recoverable. The acquisition of Motor Cargo was accounted for as a purchase transaction and the purchase price was allocated among tangible assets, intangible assets and goodwill, in accordance with FASB Statement No. 141, “Business Combinations” and FAS 142. We believe that the allocation of the purchase price is fair and reasonable, and resulted in an increase in depreciation expense of $171,000 annually and the amortization of a favorable lease asset in the amount of $144,000 annually. Our statement of financial position as of December 31, 2002 includes a non-amortizable intangible asset related to the Motor Cargo brand name of $3.0 million and goodwill of $13.2 million. We completed our annual review of goodwill and intangible assets to test for impairment and concluded that there was no indication of impairment, as of September 30, 2003, with respect to goodwill or intangible assets.

Environmental Matters

We generate and transport hazardous and nonhazardous materials and we are subject to Federal, state and local environmental laws and regulations. A liability of $1.0 million has been accrued as of September 30, 2003 for future cleanup costs at all petroleum storage and hazardous substance release sites where our obligation is probable and where such costs can be reasonably estimated. We believe that we have adequately identified and estimated the ultimate share of costs at sites where we are alleged to be subject to joint and several liability. Future environmental obligations are not expected to have a material impact on our results of operations or financial condition.

We have been notified by the United States Environmental Protection Agency that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, at three hazardous waste sites. Under CERCLA, we may be jointly and severally liable for all site remediation and expenses. We have investigated the nature and costs of potential response actions at these sites and our own involvement, alone and in relation to the involvement of other named potentially responsible parties, in waste disposal or waste generation at such sites. We have either resolved such liabilities through de minimis settlements or we have taken the position that our obligations with respect to all such sites not subject to settlement will involve immaterial monetary liability, though there can be no assurances in this regard. Furthermore, we believe we are in material compliance with all laws applicable to our operations and we are not aware of any situation or condition that we believe is likely to have a material adverse effect on our business, financial condition or results of operation.

Seasonality

Our shipment level and revenue mix are subject to seasonal trends common in the transportation industry. Financial results in the first and fourth quarters are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses including costs related to accidents. The second and third quarters reflect increased demand for services during the spring and summer months, which generally result in improved operating margins.

Recent Accounting Pronouncements

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”). FAS 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. Management believes that the adoption of FAS 150 will not have an impact on our consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FASB Statement No. 133. Management believes that the adoption of FAS 149 will not have a material impact on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires the consolidation of an entity when a company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003. On October 8, 2003 the Financial Accounting Standards Board issued Financial Accounting Standards Board Staff Position No. FIN 46-6, which provided public entities an opportunity to delay adoption of FIN 46, for variable interest entities created prior to February 1, 2003. Since we restructured the agreement that gave rise to the variable interest entity prior to July 1, 2003 and subsequent to February 1, 2003, we cannot defer adoption. The adoption of FIN 46 had no material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

When fuel costs exceed our planned levels, we seek to charge a portion of the higher cost to our customers through a fuel surcharge. While we have historically been able to offset significant increases in fuel prices through fuel surcharges, we cannot be certain that we will be able to do so in the future. The fuel surcharges we negotiate with our customers only apply when our fuel costs exceed specified levels. Further, these fuel surcharges are often limited by caps on the amounts required to be paid by our customers. Accordingly, in order to protect against fluctuations in fuel prices that will not be covered by fuel surcharges, we frequently enter into fuel hedging arrangements. In the event we are not hedged, we are at risk to the extent that changes in the market price of fuel are not covered by our negotiated fuel surcharge arrangements. Alternatively, while the use of fuel hedging arrangements may provide us with protection from adverse fluctuations in fuel prices, by utilizing these arrangements we potentially forgo the benefits that might result from favorable fluctuations in fuel prices or, in some cases, we may incur hedging losses. We have not hedged any of our remaining forecasted fuel consumption for 2003.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in alerting them, in a timely manner, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Additionally, as of the end of the period covered by this report, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are generally subject to litigation in the personal injury, property damage, freight claim, employment and labor areas. Legal actions in these and various other areas arising in the normal course of business, are pending. None of these legal actions currently pending against us is expected to have a material adverse effect on us.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits

Exhibit No.	Description

31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 10, 2003

OVERNITE CORPORATION (Registrant)

By	/s/ PATRICK D. HANLEY
Patrick D. Hanley
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By	/s/ MICHAEL S. LIEBSCHWAGER
Michael S. Liebschwager
Vice President and Controller
(Principal Accounting Officer)