Form 10-K
period 2003-12-31
OVERNITE CORP
filed 2004-03-26
CIK 1061859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-24573

Overnite Corporation

(Exact name of registrant as specified in its charter)

Virginia	04-3770212
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. employer identification no.)

1000 Semmes Avenue Richmond, Virginia 23224	(804) 231-8000
(Address of principal executive offices) (zip code)	(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (ii) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐ (No delinquent filers)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes:  ☐    No:  ☒

Aggregate market value of the voting stock held by non-affiliates of the Registrant: $0 as of June 30, 2003 and $650,688,106 as of March 3, 2004.

As of February 25, 2004, there were 27,998,311 shares of the Registrant’s common stock outstanding.

OVERNITE CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

PART I

Item 1. Business.

Corporate Structure

Overnite Corporation (“Overnite”) was incorporated in the Commonwealth of Virginia in July 2003. Overnite’s principal executive offices are located at 1000 Semmes Avenue, Richmond, VA 23224. The telephone at that address is (804) 231-8000. Overnite conducts its business primarily through Overnite Transportation Company (“Overnite Transportation”) and Motor Cargo Industries, Inc. (“Motor Cargo”). Overnite Transportation and Motor Cargo are indirect wholly-owned subsidiaries of Overnite Holding, Inc. (“Overnite Holding”). Prior to November 5, 2003, Overnite Holding was a direct wholly-owned subsidiary of Union Pacific Corporation (“Union Pacific”) and is now a direct wholly-owned subsidiary of Overnite Corporation.

On August 4, 2003, Union Pacific announced that it intended to sell its entire interest in Overnite Holding through an initial public offering. On November 5, 2003, in order to facilitate the initial public offering and the separation from Union Pacific, immediately prior to the consummation of the initial public offering, Overnite Corporation acquired from Union Pacific all of the outstanding common stock of Overnite Holding. In exchange, Overnite Corporation issued to Union Pacific (1) 27.5 million shares of its common stock, which represented all of the outstanding shares of common stock of Overnite Corporation upon consummation of the transaction, and (2) a $1.0 million promissory note to be payable six months following the date of consummation of the transaction. In addition, subsequent to this transaction but immediately prior to the consummation of the initial public offering, Overnite Holding paid to Union Pacific a dividend consisting of $128.0 million in cash and the forgiveness of the net intercompany advances to Union Pacific as of the date of the transaction, which amounted to $222.1 million on that date. This series of transactions is referred to herein as the “Divestiture Transaction.” Following the Divestiture Transaction, Overnite Transportation and Motor Cargo became indirect wholly-owned subsidiaries of Overnite Corporation. Union Pacific sold all of the 27,500,000 shares of common stock of Overnite Corporation that it received in the Divestiture Transaction in the initial public offering. Concurrent with the Divestiture Transaction, Overnite Corporation and Overnite Transportation entered into a $300 million credit agreement (“Credit Agreement”) with a syndicate of lenders. A total of $128.0 million was drawn immediately to pay the cash dividend described above.

The Divestiture Transaction was structured so that the Overnite and Union Pacific could make elections under Section 338(h)(10) of the Internal Revenue Code. Such elections allow the Company, for U.S. Federal and certain state income tax purposes, to adjust the tax basis of assets to reflect their value at the date of the Divestiture Transaction. Section 338(h)(10) elections will be made for Overnite Holding, Inc. and its subsidiaries Overnite, Inc. (a wholly-owned subsidiary of Overnite Holding) and Overnite Transportation Company but not for Motor Cargo. A deferred tax asset was recorded to reflect the excess of net tax basis of assets and liabilities over the net book basis of assets and liabilities for the entities subject to the Section 338(h)(10) elections. The deferred tax balances recorded for Motor Cargo were not affected by the Divestiture Transaction.

On November 30, 2001, Union Pacific acquired 99.7% of the outstanding capital stock of Motor Cargo. The acquisition of Motor Cargo was completed on February 14, 2002, at which time the remaining 0.3% of outstanding capital stock of Motor Cargo was acquired. Immediately following the acquisition, Union Pacific transferred Motor Cargo to Overnite Holding as an indirect wholly-owned subsidiary.

For purposes of this annual report on Form 10-K, unless the context otherwise requires, all references herein to “we,” “us,” “our” and the “company” (1) when used in relation to any period prior to November 5, 2003, mean Overnite Holding and its subsidiaries, including Overnite Transportation and Motor Cargo, and (2) when used in relation to any period from November 5, 2003, mean Overnite and its subsidiaries, including Overnite Holding, Overnite Transportation and Motor Cargo.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause our actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to: whether we are fully successful in implementing our financial and operational initiatives; industry competition, conditions, performance and consolidation; legislative and/or regulatory developments; the effects of adverse general economic conditions, both within the United States and globally; any adverse economic or operational repercussions from terrorist activities, any government response thereto and any future terrorist activities, war or other armed conflicts; changes in fuel prices; changes in labor costs; labor stoppages; the outcome of claims and litigation; natural events such as severe weather, floods and earthquakes and other factors described in Overnite’s filings with the Securities and Exchange Commission (“SEC”), included under “Risk Factors” in this annual report on Form 10-K.

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

General Description of Business

We are a leading, predominantly non-union provider of less-than-truckload (“LTL”) transportation services, offering a full spectrum of regional, inter-regional and long-haul LTL services nationwide. In addition to our core LTL service, we also provide our customers with a number of additional value-added LTL services, including expedited and guaranteed delivery, cross-border, assembly and distribution, trade show, government and third party logistics services. In addition to our LTL service, we provide our customers with truckload and dedicated truckload transportation solutions. At December 31, 2003, we operated through 207 service centers and a fleet of 6,239 tractors and 21,960 trailers, allowing us to provide full state coverage to all 50 states. Through our national footprint and our partnerships with other carriers, we are able to provide our customers with direct service to over 45,000 cities in the United States, Canada, Puerto Rico, Guam, the U.S. Virgin Islands and Mexico. In 2003, we served a diverse base of over 58,000 customers from varying industries and geographic markets, including customers in the retail, health care, chemical, automotive, electronics and furniture industries.

We provide our services under two established brand names, which parallel our business segment reporting: Overnite Transportation and Motor Cargo. Overnite Transportation, our primary carrier brand, is a nationwide LTL carrier, providing regional, inter-regional and long-haul service. Motor Cargo is a regional LTL transportation provider, primarily serving the western United States and Canada.

Services

LTL Service. We offer a full range of regional, inter-regional and long-haul LTL services in all 50 states, Canada, Puerto Rico, Guam, the U.S. Virgin Islands and Mexico. Our LTL services accounted for approximately 92% of our operating revenue in 2003. We provide LTL services through our network of 207 service centers and carrier partnerships. We provide direct coverage to all 50 states and over 95% of the Canadian population. We transport a variety of products, including fabricated metal products, health care products, chemicals, textiles, machinery, furniture and fixtures, electronics and paper products and general commodities, including consumer goods, packaged food stuffs, industrial equipment and auto parts.

In addition to our core LTL service, we have developed certain high-margin value-added LTL services that are targeted to specific high-growth market niches, and leverage the strengths of our existing distribution network. For 2003, these services, which are included in LTL operating revenue, represented approximately 11% of total operating revenue, and include the following:

Cross-Border Services. We offer specialized services for customers transporting freight across the Canadian and Mexican borders as well as into Puerto Rico and Guam. We provide single carrier responsibility for cross-border shipments, eliminating the need to deal with a second carrier in the destination country. We also handle customs documentation for the shippers and provide an advance customs clearance process that allows shipments to be cleared immediately upon arrival at the Canadian border.

Expedited and Guaranteed Transportation Solutions. We offer expedited and guaranteed delivery service for time-critical LTL shipments with commitments that can be as much as three days faster than our standard transit time. In order to provide this service, we either use our own resources or make specialized arrangements with airfreight carriers, commercial airlines and other contract carriers to extend the reach or shorten the transit time to meet customer requirements.

Assembly and Distribution. Using our service center network and hub service centers, we offer assembly and distribution services. We perform assembly services by picking up LTL shipments for a customer across multi-state areas, transporting them to a regional hub and consolidating them into a dedicated truckload for inter-regional or long-haul transport. We perform distribution services by receiving the truckload at a regional hub and separating it into LTL shipments, which are transported by us to designated customers throughout a multi-state area.

Government Services. We provide LTL service to several agencies of the U.S. Government. Agencies served include the U.S. Department of Defense, Internal Revenue Service, Veterans Administration, Department of State, Department of Justice, U.S. Coast Guard, General Services Administration, Postal Service and others. All government shipments are coordinated by a special team of our employees who ensure the unique shipping needs and administrative requirements of government agencies are consistently met.

Trade Show Services. Our trade show service, which we began to offer in 1997, focuses on the time-sensitive market for exhibit transportation. Trade show services are managed by a specialized group of our sales and operations personnel to ensure the shipping requirements and unique needs of this time sensitive market are consistently met.

Third Party Logistical Services. During the latter part of 2002, we created a third party logistics division under the brand name OMC Logistics, which provides a variety of supply chain solution services, including performing the various functions of a traffic department and providing customers with access to comprehensive transportation management system software. OMC Logistics also offers to replace and manage private fleets and offers warehousing and order fulfillment services by leveraging the services and expertise of Motor Cargo’s warehousing and fulfillment center, as well as utilizing third party contractors.

Truckload and Dedicated Truckload Service. In addition to our LTL service, we provide our customers with truckload and dedicated truckload transportation solutions. Truckload shipments typically consist of shipments over 10,000 pounds, and accounted for approximately 8% of our operating revenue in 2003. In our backhaul truckload service, we identify empty trailers traveling on backhaul lanes and market full truckload service to secure freight for these returning trailers. We also offer premium-service dedicated truckload transportation to selected markets where reliability is a critical requirement. We target this dedicated truckload service, which is offered through our Special Services Division, to customers that employ “just-in-time” manufacturing.

Business Segments

Overnite Transportation

The Overnite Transportation segment includes the LTL and the closely related truckload operations and dedicated truckload operations of Overnite Transportation, operating as a regional, inter-regional and long-haul carrier, with a network of 171 service centers throughout the United States. This segment serves all 50 states, Canada, Puerto Rico, Guam, the U.S. Virgin Islands, and Mexico and transports a variety of products, including consumer goods, machinery, textiles, health care products, plastics, electronics and paper products. At December 31, 2003, Overnite Transportation operated 5,518 tractors and 19,278 trailers under its brand name and employed an average of 12,542 employees during 2003 and had 11,960 employees at December 31, 2003.

Motor Cargo

The Motor Cargo segment includes the LTL and the closely related truckload operations of Motor Cargo Industries, Inc., a regional LTL carrier operating through 36 service centers, providing transportation services within the western United States and Canada, transporting a variety of products, including consumer goods, packaged foodstuffs, electronics, apparel, hardware and industrial goods. Motor Cargo also provides warehousing and logistics services. At December 31, 2003, Motor Cargo operated 721 tractors and 2,682 trailers under its brand name and employed an average of 1,667 employees during 2003 and had 1,724 employees at December 31, 2003.

See “Note 3. Nature of Operations” in the Notes to Consolidated Financial Statements included in “Financial Statements and Supplementary Data” in Item 8 of this annual report on Form 10-K for additional information regarding business segments.

Competition

The LTL industry is highly competitive, and we compete against other carriers on the basis of service quality and reliability, as well as price. We compete with regional and national motor carriers, and to a lesser extent, with package carriers and railroads. Our major competitors within the LTL industry include Arkansas Best Corporation, CNF, Inc., FedEx Freight, Old Dominion Freight Line, Inc., USFreightways and Yellow Roadway Corporation.

The regional market is primarily served by regional, non-union carriers. The long-haul market is primarily served by national, union carriers. Both regional carriers and national carriers provide inter-regional LTL service. We believe that we generally compete favorably with most other carriers on the basis of service quality, reliability and price. We also believe that our size and lane density are advantages when competing against smaller carriers in the regional and inter-regional markets but are potential disadvantages when competing against the large national carriers in the long-haul market. Additionally, certain smaller niche carriers have greater lane density and lower cost structure in certain regional markets, which may give them a competitive advantage in service quality and price in those markets. We believe our cost structure, work rule flexibility and service products are generally comparable with large regional, non-union carriers and superior to national, union carriers.

Fuel

In 2003, fuel (excluding fuel taxes) represented approximately 4% of our total operating costs. When fuel costs exceed our planned levels, we seek to charge a portion of the higher cost to our customers through a fuel surcharge. While we have historically been able to offset significant increases in fuel prices through fuel surcharges, we cannot be certain that we will be able to do so in the future. The fuel surcharges we negotiate with our customers only apply when our fuel costs exceed specified levels. Accordingly, in order to protect against fluctuations in fuel prices that will not be covered by fuel surcharges, we have historically entered into fuel hedging arrangements. In the event we are not hedged, we are at risk to the extent that changes in the market price of fuel are not covered by our negotiated fuel surcharge arrangements. Alternatively, while the use of fuel hedging arrangements may provide us with protection from adverse fluctuations in fuel prices, by utilizing these arrangements we potentially forgo the benefits that might result from favorable fluctuations in fuel prices or, in some cases, we may incur hedging losses. Approximately 18% of our fuel consumption during the first three months of 2003 was hedged at an average price of $0.58 per gallon, excluding taxes, transportation costs and regional pricing spreads. All hedging positions related to fuel expired on March 31, 2003, and were not renewed or replaced.

Employees

During 2003, we had an average of 14,209 employees and had 13,684 employees at December 31, 2003.

Relationships with Labor Organizations

The International Brotherhood of Teamsters (“Teamsters”) union does not represent any of our 12,542 Overnite Transportation employees. Employees at two Motor Cargo service centers located in North Salt Lake, Utah and Reno, Nevada, representing approximately 11% of our 1,667 employee Motor Cargo work force, or approximately 1% of our total Overnite employees, are covered by two separate collective bargaining agreements with unions affiliated with the Teamsters. Although these agreements cover most of the employees at these two service centers, less than half of these covered employees are actual union members. Those agreements expire in December, 2005 and December, 2006, respectively, and are significantly less onerous than the Teamsters’ National Motor Freight Agreement in terms of wages, benefits and restrictive work rules. The Teamsters union ended a nationwide strike against Overnite Transportation on October 24, 2002, by making an unconditional offer on behalf of the remaining strikers to return to work. At that time, there were approximately 300 remaining strikers, of which approximately 100 returned to work. The Teamsters ended this strike without obtaining any agreement or concessions from Overnite Transportation.

Between late 1994 and July 2002, the Teamsters were certified and recognized to represent employees at 26 Overnite Transportation service centers, representing approximately 17% of our employees (and 21% of our non-management employees). After July 2002, employees at 24 of the 26 represented service centers voted to end representation by the Teamsters, in most cases by overwhelming margins. The Teamsters also withdrew from representing employees at two other service centers prior to the decertification elections. Since October 3, 2003, all 26 service centers have been officially certified by the National Labor Relations Board (“NLRB”) as being non-union. As a result of the decertifications and our successful resolution of the Teamsters’ strike, the Teamsters’ campaign to organize our employees at Overnite Transportation has ended at this time.

At a decertification election held on October 23 and 24, 2003, employees at Motor Cargo’s Reno service center voted to retain the Teamsters as their collective bargaining representative.

We believe our relations with our employees have improved. After the Divestiture Transaction we awarded each of our full-time employees 20 shares of our common stock and each of our part-time employees with over 12 months of service 10 shares of our common stock. We believe this stock grant will further align the goals of our employees with our shareholders.

Customers

We provided LTL, truckload and value added services to over 58,000 customers in 2003. We provide services to a broad range of industries, including the retail industry, which currently accounts for approximately 37% of our LTL operating revenue. The top five commodities handled during 2003 include fabricated metals, chemicals and allied products, apparel and other textile products, furniture and fixtures and electric and electronic equipment.

Customers in the LTL industry are generally divided into two categories: national and local accounts. National accounts are predominantly large companies with multiple shipping locations and whose pricing negotiations are typically handled at a centralized location. While generating higher shipping volumes, national accounts customarily have significant purchasing power and, therefore, typically generate lower profit margins. Local accounts are typically small to mid-sized companies whose pricing negotiations are conducted at each shipping location. While local accounts typically generate smaller volumes, local account customers may translate to higher profit margins for carriers. National and local accounts each utilize LTL carriers for regional, inter-regional and long-haul service.

The majority of our local customers are on our current tariff rates that automatically increase annually when we announce a general rate increase. However, the number of customers and revenue subject to the automatic annual rate increase has gradually been declining since deregulation of the trucking industry occurred in 1980. The rates for a majority of our national accounts are contractual and are renegotiated annually.

For the year ended December 31, 2003, our top 20 customers accounted for approximately 28% of our operating revenue and no customer accounted for more than 6% of our operating revenue.

Regulation

The trucking industry has been substantially deregulated by the enactment of the Motor Carrier Act of 1980, the Trucking Industry Regulatory Reform Act of 1994, the Federal Aviation Administration Authorization Act of 1994 and the ICC Termination Act of 1995. Rates and services are now largely free of regulatory controls. However, interstate motor carriers remain subject to certain regulatory controls imposed by agencies within the U.S. Department of Transportation (“DOT”), such as the Federal Motor Carrier Safety Administration and the Surface Transportation Board. Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Matters such as weight and dimension of equipment are also subject to Federal and state regulations.

The Federal Aviation Administration Authorization Act of 1994 largely deregulated intrastate transportation by motor carriers, prohibiting individual states from regulating entry, pricing, or service levels. However, states did retain the right to require compliance with safety and insurance requirements.

We use two-way radios in our business. These radios operate over frequencies that are shared with other users. Our use of these frequencies is regulated by the Federal Communications Commission (“FCC”). Under the regulations of the FCC, we are required to obtain licenses in order to operate our radios. We have obtained the licenses required to operate our radios and we believe we operate our radios in accordance with the terms of such licenses and FCC regulations.

The Federal Motor Carrier Safety Administration has revised the regulations concerning the number of hours that a driver may spend driving. The new rules, effective January 4, 2004, raise the hours that can be spent driving to 11 hours from 10 hours, but cut the driver’s workday to 14 hours from 15 hours. The new rules also change the way the hours are counted. Previously, drivers were able to stop counting hours when they stopped for food or fuel or waited while their trucks were loaded or unloaded. Under the new rules, the calculation of hours worked does not stop once the workday begins. We have analyzed the impact of the new hours of service rules and do not anticipate that they will have any material adverse effect on our operations. This is mainly due to the fixed nature of most of our linehaul operation and our ability to control the hours of city drivers on a daily basis. We do believe that the impact of the rules will be greater on truckload carriers which may create additional business opportunities for us. However, it is too early to determine the extent of this opportunity.

Environmental Regulation

We are subject to Federal, state and local environmental laws and regulations that address, among other things, the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of stormwater, facility and vehicle emissions into the atmosphere and underground and aboveground fuel storage tanks. Under certain environmental laws, we can be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, including cleanup costs, fines and penalties, and personal injury and property damages. We believe that we are in substantial compliance with all applicable environmental laws and regulations. We cannot assure, however, that our costs of complying with current or future environmental laws or liabilities arising under such laws will not have a material adverse affect on our business, results of operations or financial condition.

The U.S. Environmental Protection Agency (“EPA”) has issued regulations that require progressive reductions in exhaust emissions from certain diesel engines through 2007. New emissions standards under the regulations and a judicial consent decree went into effect for certain engines beginning in October 2002. In addition, the regulations require subsequent reductions in the sulfur content of diesel fuel beginning in June 2006 and the introduction of emissions after-treatment devices on newly-manufactured engines and vehicles beginning with the model year 2007. Each of these requirements could result in higher prices for tractors and diesel engines and increased fuel and maintenance costs. These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with newly-designed diesel engines and the residual values that will be realized from the disposition of these vehicles, could increase our costs and have a material adverse effect on our business, results of operations and financial condition.

Our drivers and dock workers are trained in handling and transportation of hazardous materials, and drivers are required to have a hazardous materials endorsement on their driver licenses. Approximately 5% of the shipments transported by us in 2003 were classified as hazardous. If we were to be involved in a spill or other accident involving hazardous materials, if such materials were found to have contaminated our equipment or facilities, or if we were found to be in violation of applicable laws and regulations, we could be responsible for clean-up costs, personal injury and property damage and fines or other penalties, any of which could have a materially adverse effect on our business. Shipping hazardous materials also has the potential to affect freight handling logistics, due to DOT and other requirements limiting the types of materials that can be shipped as part of the same cargo load with certain hazardous materials. Furthermore, new DOT security and planning and training requirements will impose additional costs and obligations on shippers of hazardous materials.

We have been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), in connection with the cleanup of three hazardous waste sites. Under these laws, liability for the entire cost of the cleanup of the contaminated site can be imposed upon any current or former owner or operator, or upon any party who sent waste to the site, regardless of the lawfulness of the activities that led to the contamination. We have investigated the nature and costs of potential response actions at these sites and our own involvement, alone and in relation to the involvement of other named potentially responsible parties, in waste disposal or waste generation at such sites. We have either resolved such liabilities through de minimis settlements or we have taken the position that our obligations with respect to all such sites not subject to settlement will involve immaterial monetary liability, though there can be no assurances in this regard.

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

Available Information

Our Internet Web-site address is www.ovnt.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our Web-site as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The information on our Web-site is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

Risk Factors

We operate in a highly competitive industry.

Numerous competitive factors could impair our ability to maintain our current level of profitability and adversely affect our financial condition. These factors include the following:

•	we compete with many other transportation service providers of varying sizes, some of which have more equipment, a broader coverage network, a wider range of services, greater capital resources or more advanced technology than we do or have other competitive advantages;

•	some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase prices or maintain significant growth in our business;

•	many customers reduce the number of carriers they use by selecting so-called “core carriers” as their approved transportation service providers, and in some cases we may not be selected as a core carrier by our customers;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors; and

•	competition from non-asset-based logistics, freight brokerage and other similar companies may adversely affect our customer relationships, pricing power and volumes.

Our pension plans are underfunded, which will require us to make significant contributions to the plans and reduce the cash available for our business.

We have pension plans covering substantially all of our employees. We are required to make cash contributions to our pension plans to the extent necessary to comply with minimum funding requirements imposed by employee benefit and tax laws. The amount of any such required contributions will be determined annually based on an annual actuarial valuation of the plans as performed by the plans’ actuaries. During 2003, we contributed $62.2 million to our defined benefit pension plans, of which $61.5 million was voluntary. With this contribution, we estimate our defined benefit pension plans were approximately 93% funded on an IRS funding basis as of December 31, 2003. We plan to contribute $30 million in 2004. Subsequent to 2004, we expect to continue funding approximately $45 million per year to help manage any potential required funding in the future. However, the actual amount of contributions subsequent to 2003 will depend upon asset returns, then-current discount rates and a number of other factors, and the amount we may elect or be required to contribute to our pension plans in the future may increase significantly.

Adverse interest rate or equity market conditions may increase our pension liability, which could result in reductions to shareholders’ equity.

Our pension plan assets are principally invested in equity securities, fixed-income securities and short-term securities. Declines in equity markets in 2001 and 2002 and declines in interest rates have had a negative impact on the funded status of our pension plans. As of December 31, 2003, the projected benefit obligation under our pension plans exceeded the plans’ fair value of assets by $118.5 million, based on a discount rate of 6.50%. If long-term interest rates decline from current levels, we would be required to value our pension liabilities using a discount rate that would be lower than the 6.50% discount rate used as of December 31, 2003 and, as a result, we would be required to record an additional minimum pension liability adjustment. In addition, if the actual value of our plan assets were to deteriorate from their current levels, we may be required to make a minimum pension liability adjustment. In the event of a liability adjustment from either a decline in discount rates or a deterioration of plan assets, the liability adjustment would be recorded as a reduction to shareholders’ equity, after tax. The equity would be restored to the balance sheet in future periods only if the fair value of plan assets exceeded the accumulated benefit obligation.

Declines in equity markets or interest rates may result in increased pension expense.

The declines in equity markets in 2002 and 2001 and declines in interest rates in recent years have also resulted in increased pension expense. We decreased our assumed rate of return on pension plan assets during 2003 from 9.00% to 8.00%. This assumption change resulted in an increase in 2003 pension expense of $7.4 million. Our 2004 assumed rate of return on plan assets is 8.00%. Our pension expense in 2003 was $30.2 million, while 2004 pension expense is expected to be $35.8 million. While pension expense in future periods will depend upon a number of variables and assumptions, we estimate that each 0.25% decrease in discount rate or 1% decrease in our assumed asset return would result in an increase in expected 2004 pension expense of $3.3 million and $7.8 million, respectively. Further, since asset related gains and losses are recognized over a five year period, prior period reductions in the value of plan assets may continue to have an impact on pension expense in future periods.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Pension Plans” included in Item 7 and “Note 8. Retirement Plans” in the Notes to consolidated financial statements included in Item 8 of this annual report on Form 10-K for additional information regarding our pension plans.

An increase in the cost of healthcare benefits could have a negative impact on our profitability.

We sponsor health insurance for employees, retirees and their dependents through Health Maintenance Organizations (“HMOs”) and Preferred Provider Organizations (“PPOs”) and offer a competitive healthcare program to attract and retain our employees. These benefits comprise a significant portion of our operating expenses. It is possible that healthcare costs could become increasingly prohibitive, either forcing us to make changes to our benefits program or negatively impacting our future profitability.

Claims and insurance expenses could significantly increase our costs.

Companies in the industry in which we operate are exposed to claims related to cargo loss and damage, property damage, personal injury and workers’ compensation. We currently self-insure for a portion of our claims exposure resulting from these risks, ranging from $250,000 for general liability to $5.0 million per claim for automobile liability. If the number or severity of claims for which we are self-insured increases, our operating results could be adversely affected. We also maintain insurance with third party insurance carriers above the amounts for which we self-insure. However, insurance carriers began to raise premiums for many transportation companies in 2002. If our insurance carriers were to continue to increase our premiums, we would be required to either absorb the increase in premium costs and/or raise our self-insured retention, which could significantly increase our claims and insurance expense.

In addition, both our insurance carriers and the states in which we operate require us to post either letters of credit or surety bonds to collateralize our self-insured retention. If our insurance carriers or the states in which we operate require us to increase the amount of collateral we provide in the future, we could face increased costs, including the payment of additional fees to the providers of letters of credit and surety bonds. Further, the market for surety bonds has recently begun to deteriorate, and carriers are facing difficulties in obtaining surety bonds, which we primarily use to collateralize our state workers’ compensation self-insurance. If we were to face difficulties in obtaining surety bonds, we would be required to provide letters of credit, which will increase the costs we incur to collateralize our self-insured retention. In addition, since our letters of credit are generally considered as debt under the financial covenants for our financing arrangements, increases in the amount of letters of credit we have outstanding to collateralize our self-insurance obligations will reduce our capacity for additional borrowings.

We will face increased expenses as a stand-alone public company.

From 1986 to November 5, 2003, we were a wholly-owned subsidiary of Union Pacific. Although we have operated as a separate business, distinct from Union Pacific’s other activities, we relied on Union Pacific for certain support functions, as well as financial support. We currently estimate that we will incur approximately $8.3 million per year of incremental operating expenses as a result of being a stand-alone public company.

A significant portion of this increase will result from the incurrence of additional insurance and workers’ compensation expenses. Prior to November 5, 2003, we participated in an insurance program for workers’ compensation and public liability claims administered by Union Pacific for its corporate entities. Under the program, Union Pacific provided indemnities, insurance guarantees, letters of credit and surety bonds to states and insurance companies for the performance of our obligations under these claims. Following the Divestiture Transaction and the initial public offering, Union Pacific no longer provides such indemnities, guarantees, letters of credit or surety bonds for our benefit under this program. As a stand-alone public company, we have been required to obtain new insurance policies and reapply as a self-insurer in several of the states in which we operate. As a result, insurance carriers and those states reevaluated our creditworthiness on a stand-alone basis, and the amount of collateral that we must post to secure our self-insurance exposure has increased. Accordingly, we will face increased expenditures to provide our own indemnities, guarantees, letters of credit and surety bonds. In addition, we will be required to obtain insurance for our directors and officers. Of the $8.3 million of increased operating expenses we estimate we will incur as a stand-alone entity, we estimate that expenses for insurance will account for approximately $2.4 million each year. These stand-alone costs are estimates, and actual incremental expenses could be materially different from these estimates. Further, if any state were to reject our application to act as a workers compensation self-insurer and we were unable to obtain workers compensation insurance from an insurance company, we would be prohibited from operating in that state and our operations would be materially adversely affected.

In addition, we no longer receive interest income from Union Pacific, which accounted for $12.4 million of interest income in 2003, and we will incur interest expense on our borrowings which totalled $128 million, at December 31, 2003, under our bank credit facility. See “Note 7. Long-term Debt” in the Notes to consolidated financial statements included in Item 8 of this annual report on Form 10-K for additional information regarding our long-term debt. Furthermore, we have historically funded our working capital and capital expenditures from cash flow from operations. Following the Divestiture Transaction and the initial public offering, in the event our cash flow is not sufficient to fund our operations and capital expenditures, we may be required to incur third-party indebtedness, including indebtedness under our bank credit facility, as we are no longer able to rely on Union Pacific for funding or credit support in such an event. Accordingly, we may incur additional indebtedness, interest expense and financing fees in the future. As a result of these factors, our historical income and cash flows prior to November 5, 2003 should not be relied on as necessarily indicative of the income and cash flows that we might have had if we had been operating as a stand-alone public company during those periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Effects of Separation from Union Pacific” and “—Liquidity and Capital Resources” included in Item 7 of this annual report on Form 10-K.

We also are relocating our St. Louis data center, which contains a significant portion of our core business technology applications, to our headquarters in Richmond, Virginia. The St. Louis facility is operated and managed by Union Pacific. The non-recurring costs of this transition, which will include costs associated with upgrading our systems in Richmond, purchasing system software and obtaining third party software licenses, are expected to be approximately $3.2 million in capital expenditures and $1.0 million in expense. We anticipate incurring most of these costs in 2004.

If our relationship with our employees were to deteriorate, we could be adversely affected.

While the Teamsters union no longer represents any of our 12,542 employees at Overnite Transportation, employees at two of our Motor Cargo service centers located in North Salt Lake, Utah and Reno, Nevada, representing approximately 11% of our 1,667 employee Motor Cargo work force, or approximately 1% of our total Overnite employees in 2003, are covered by two separate collective bargaining agreements with unions affiliated with the Teamsters. Although we focus on maintaining a productive relationship with our employees, we cannot ensure that in the future the Teamsters will not again attempt to organize Overnite Transportation employees or that we will not be subject to work stoppages, strikes or other types of conflicts with organized labor. If the Teamsters renew their organization efforts, we would likely face significant costs, which would divert resources that we would otherwise use to focus on executing our business strategy. In addition, if the Teamsters were successful in organizing our employees in the future, our flexibility in managing our workforce could be significantly hampered, and we could be subject to increases in labor, benefits and other similar costs. Any of these factors could have an adverse effect on our business, results of operations and financial condition.

We have significant ongoing capital requirements.

Our business requires substantial ongoing capital investment, particularly for tractors, trailers, service centers and technology. Our capital expenditures in 2003 were $57.9 million, excluding an additional $2.1 million for operating lease commitments, and we expect to make capital expenditures of approximately $75 to $85 million in 2004, excluding approximately $10 million for operating lease commitments. We expect that operating leases, the revolving credit facility under our new bank credit facility, secured equipment financing and cash flow from operations will be our primary sources of financing for capital expenditures. If we are unable to enter into leases, raise sufficient capital, borrow sufficient funds on terms that are acceptable to us or generate sufficient cash from operations to finance our capital expenditures, we may be forced to limit our growth and operate existing equipment for significant periods of time, each of which could have a material adverse effect on our business, results of operations and financial condition.

We may face increased prices for new equipment.

Investment in new equipment is a significant part of our annual capital expenditures. We may face difficulty in purchasing new equipment on a timely basis. Any delay in receiving equipment from our anticipated sources could require us to seek equipment from alternative sources at increased prices. Any delay in receiving equipment could impair our ability to serve our customers or could result in a significant increase in our anticipated capital expenditures and, accordingly, have a material adverse effect on our business, results of operations and financial condition.

We may be adversely impacted by fluctuations in the price and availability of fuel.

In 2003, fuel expenses (excluding fuel taxes) represented approximately 4% of our total operating costs. The market price for fuel can be extremely volatile and can be affected by a number of economic and political factors. In particular, reduced oil production as a result of OPEC marketing decisions, conflict in the Middle East and certain parts of Africa and the instability of oil production in Venezuela have contributed to significant increases in fuel prices and decreases in fuel supply. In addition, changes in Federal or state regulations can impact the price and availability of fuel, as well as increase the amount we pay in fuel taxes.

When fuel costs exceed specific levels, we seek to charge a portion of the higher cost to our customers as a fuel surcharge. While we have historically been able to offset significant increases in fuel prices through fuel surcharges, we cannot be certain that we will be able to do so in the future. If fuel prices increase and we are unable to pass the increased cost to our customers, the additional expense could have a material adverse effect on our business, results of operations and financial condition. The fuel surcharges we negotiate with our customers only apply when our fuel costs exceed specified levels.

Our operations may also be adversely affected by any limit in the availability of fuel. Continued disruptions in the political climate in key oil producing regions in the world, particularly in the event of wars or other armed conflicts, could severely limit the availability of fuel in North America. Additionally, emerging economies or potential new uses for fuel could increase the demand for fuel, limiting the availability of fuel or creating increases in fuel prices. In the event we face significant difficulty in obtaining fuel, our business, results of operations and financial condition would be materially adversely affected.

If we were to lose one or more of our key customers, our business may be adversely affected.

Our top 20 customers accounted for approximately 28% of our operating revenue in 2003. If we were to lose one or more of our key customers, we might not be able to capture additional volume from other customers to offset the fixed costs historically covered by the loss of revenue. Further, the loss in volume from one or more significant customers could adversely affect our density in a particular region or lane, which would adversely affect our profitability until we could generate additional volumes or until we could adjust our costs to match the lower level of volume. Accordingly, the loss of one or more significant customers could have a material adverse effect on our results of operations and financial condition.

If we lose key members of our senior management, our business may be adversely affected.

During the early 1990s, we faced a number of operational difficulties, resulting in declines in service levels and profitability and a deterioration of our relationship with our employees. In 1995 and 1996, Overnite Transportation experienced net losses, the first in its 60-year history. Our current management team was assembled in 1996 and was instrumental in the successful turnaround of our company, restoring us to profitability and resolving the issues raised by organized labor unions. Accordingly, we believe that our current business strategy significantly benefits from the continued employment of this senior management team. If one or more members of our senior management team become unable or unwilling to continue in their present positions, our business could be adversely affected.

We rely on purchased transportation, making us vulnerable to increases in costs of these services.

We use purchased transportation, primarily intermodal rail and contract linehaul from truckload carriers, to handle lane imbalances and to expand capacity to accommodate surges in business. We will move trailer loads in one direction using purchased intermodal rail service or contract carriage in situations when scheduling one of our drivers to move the load would result in the driver returning with empty trailers. We will also, on occasion, augment our linehaul capacity during certain peak periods through the use of purchased transportation. In addition, in our assembly and distribution service, we frequently contract with third party truckload carriers to transport customer shipments we have consolidated for long-haul shipping. A reduction in the availability of purchased transportation may require us to incur increased costs to satisfy customer shipping orders or, alternatively, not be able to provide the services required by the customer. We may be unable to pass along increases in third party shipping prices to our customers. Any of these factors could have an adverse effect on our profitability and our results of operations.

We may face difficulties in attracting and retaining drivers.

Competition for qualified drivers can be intense within the transportation industry, and periodically the trucking industry has suffered from a shortage of drivers. We believe that this issue has primarily affected truckload carriers. Recently, we have not experienced problems hiring a sufficient number of qualified drivers. However, there can be no assurance that we will not experience a shortage of drivers in the future, particularly in regions such as the Northeast, which have very competitive labor markets. Any shortage in drivers could result in temporary under-utilization of our equipment, difficulty in meeting our customers’ demands and increased compensation levels, each of which could have a material adverse effect on our business, results of operations and financial condition.

We operate in a highly regulated industry and costs of compliance with, or liability for violations of, existing or future regulations can be significant.

We are regulated by the Federal Motor Carrier Safety Administration and the Surface Transportation Board, independent agencies within the DOT and by various Federal and state agencies. These regulatory authorities have broad powers, generally covering matters such as the authority to engage in motor carrier operations, hours of service, safety, consolidations and acquisitions and periodic financial reporting. Our industry is also subject to regulatory and legislative changes, such as increasingly stringent environmental and occupational safety and health regulations or limits on vehicle weight and size, security and ergonomics. Compliance with current and future regulations could substantially impair equipment productivity, require changes in our operating practices, negatively affect the level of service we provide our customers and increase our costs. In addition, violations of regulations can subject us to fines and penalties, and significant or repeated violations could result in governmental action to curtail or suspend our operations. See “Regulation” above for a more complete discussion of the regulations that affect our business.

Our reputation and financial results could be harmed in the event of accidents or incidents.

We are exposed to liabilities that are unique to the services we provide. Such liabilities may relate to an accident or incident involving one of our trucks, and could involve significant potential claims of injured employees and other third parties. The amount of our insurance coverage may not be adequate to cover potential claims or liabilities and we may be forced to bear substantial costs due to one or more accidents. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our financial condition and operating results. Moreover, any accident or incident involving us, even if we are fully insured or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could significantly affect the cost and availability of insurance in the future.

Our business may be adversely affected by anti-terrorism measures.

In the aftermath of the September 11, 2001 terrorist attacks on the United States, Federal, state and municipal authorities have implemented and are continuing to implement various security measures, including checkpoints and travel restrictions on large trucks. New DOT measures, which became effective on March 25, 2003, impose additional security planning and training obligations on shippers of hazardous materials. We have developed a security plan, including the training required under these new measures, which was put in place. However, if additional new security measures disrupt or impede the timing of our deliveries, we may fail to meet the needs of our customers or may incur increased expenses to do so. We cannot assure that these measures will not have a material adverse effect on our operating results.

Item 2. Properties.

Service Centers

We operate 207 service centers with a total of 10,150 loading doors. Our 20 largest service centers, in terms of the number of loading doors, are listed below.

Service Center	Doors	Owned/Leased
Gaffney, South Carolina	264	Owned
Harrisburg, Pennsylvania	257	Owned
South Holland, Illinois(1)	217	Leased
Memphis, Tennessee	189	Owned
Columbus, Ohio	175	Owned
Dallas, Texas(2)	162	Leased
Kansas City, Kansas	162	Owned
Lexington, Kentucky	147	Owned
St. Louis, Missouri	142	Owned
Atlanta, Georgia	138	Owned
Los Angeles, California	125	Owned
Greensboro, North Carolina	124	Owned
Richmond, Virginia	124	Owned
Baltimore, Maryland	122	Owned
Charlotte, North Carolina	119	Owned
Phoenix, Arizona	118	Owned
Fontana, California	117	Owned
Chicago, Illinois	110	Owned
Richfield, Ohio	107	Owned
Pico Rivera, California	102	Leased

Total	3,021

(1)	We have entered into an agreement with a third party in order to finance and lease the expansion of our South Holland, Illinois service center. The costs to expand the facility were $13.2 million, and these costs were borne by the lessor under the agreement. The original operating lease covering the expansion was completed in the fourth quarter of 2000. We restructured the terms of the lease in the second quarter of 2003. Our lease expires in 2006, with provisions for renewal upon the agreement of the parties, and our lease payments are sufficient to provide a return on the lessor’s investment. At any time during the lease, we may purchase the facilities at approximately the amount expended by the lessor. If we do not renew the lease and do not exercise our right to purchase the facility, the lessor may remarket the facility, and we have guaranteed the lessor a residual value equal to 85% of the total cost. The amount of this residual value guarantee is approximately $11.2 million. We recorded a $0.8 million liability associated with our guarantee related to the South Holland, Illinois service center (see Note 10 to our consolidated financial statements included under Item 8). This liability is being amortized over the life of the lease and the guarantee will expire April 30, 2006.
(2)	Our Dallas, Texas service center is owned by a joint venture that we entered into with IIG Commercial Developers, Inc. in 1998. We own 50% of this joint venture, and our investment in the joint venture was $3.5 million as of December 31, 2003. We lease the Dallas service center from this joint venture under an operating lease that expires in 2010.

Item 3. Legal Proceedings.

We are subject to various litigation in the personal injury, property damage, freight claim and employment and labor areas. The Teamsters historically have filed numerous charges against us alleging various violations of the National Labor Relations Act, which we contest and defend. Various other legal actions arising in the normal course of business, are pending. None of the legal actions currently pending against us is expected to have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

On October 30, 2003, 27,500,000 shares of our common stock were sold as part of an initial public offering. Our common stock is quoted on The Nasdaq National Market under the symbol “OVNT.” As of March 3, 2004, there were approximately 18,479 shareholders of record of our common stock. The following table sets forth the high and low bid quotations of our common stock for the period indicated and the dividend declared per share during such period:

Quarter Ended	High	Low	Dividend
December 31, 2003	$23.45	$19.00	$—

We intend to pay regular quarterly dividends on our common stock at an initial rate of $0.04 per share ($0.16 per share on an annual basis). The first dividend was declared on January 22, 2004 and was paid on March 17, 2004 to shareholders of record on February 25, 2004. The declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

Item 6. Selected Financial Data.

The following table sets forth selected historical consolidated financial and operating data for Overnite. The selected historical consolidated financial and operating data for Overnite reflects the operations of Motor Cargo from the date of its acquisition on November 30, 2001. You should read this data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 and the consolidated financial statements of Overnite included in “Financial Statements and Supplementary Data” under Item 8 of this annual report on Form 10-K.

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)(1)

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Thousands of Dollars)
Statement of Income Data:(2)
Operating revenue	$1,475,463	$1,351,788	$1,161,913	$1,138,971	$1,070,080
Operating expenses:
Salaries, wages and employee benefits	884,053	807,105	693,652	650,006	650,572
Supplies and expenses	124,887	101,985	97,645	99,319	78,876
Operating taxes	52,738	50,047	44,739	44,724	43,978
Claims and insurance	54,706	43,248	34,698	32,089	35,797
Rents and purchased transportation	157,513	145,274	115,014	113,636	95,713
Communication and utilities	20,937	20,696	19,849	19,936	18,738
Depreciation	57,169	58,526	47,619	47,859	46,329
Other	56,108	53,861	61,595	77,981	73,500

Total operating expenses	1,408,111	1,280,742	1,114,811	1,085,550	1,043,503

Operating income	67,352	71,046	47,102	53,421	26,577
Other income and expense:
Interest income from Union Pacific Corporation	12,411	19,052	21,461	17,742	15,634
Interest expense	2,077	1,183	962	892	1,222
Other income	467	1,456	424	556	3,268

Income before income taxes	78,153	90,371	68,025	70,827	44,257
Income tax expense(3)	31,294	1,582	26,524	27,665	11,462

Net income	$46,859	$88,789	$41,501	$43,162	$32,795

Net income per share – basic(4)	$1.70	$3.23	$1.51	$1.57	$1.19

Net income per share – diluted(4)	$1.70	$3.23	$1.51	$1.57	$1.19

Number of shares – basic(4)	27,540,715	27,500,000	27,500,000	27,500,000	27,500,000

Number of shares – diluted(4)	27,548,086	27,500,000	27,500,000	27,500,000	27,500,000

Dividends per share(4)	—	—	—	—	—

Other Financial Data:(2)
Operating ratio(5)	95.4%	94.7%	95.9%	95.3%	97.5%
Cash provided by operating activities	$120,578	$6,612	$133,794	$94,499	$83,451
Capital expenditures	57,874	64,565	38,656	33,259	54,805
Balance Sheet Data (as of period end):
Current assets	$198,258	$407,773	$442,561	$426,546	$387,330
Properties, net	499,446	499,558	500,812	441,463	459,050
Goodwill and intangible assets	16,232	16,232	13,891	—	—
Total assets	830,730	1,030,692	968,692	918,575	895,394
Current liabilities	201,846	176,195	161,105	152,320	161,826
Long-term Debt	115,500	—	—	—	—
Common shareholders’ equity	381,068	631,081	641,579	616,182	589,020

	Year Ended December 31,
	2003	2002	2001	2000	1999
Selected Operating Data:(2)
For the period:
Gross weight hauled (millions of pounds)(6)
LTL	9,172.1	8,693.2	7,513.5	7,509.6	7,948.9
Truckload	840.6	839.0	492.3	514.4	447.5

Total	10,012.7	9,532.2	8,005.8	8,024.0	8,396.4

Shipments (000’s)(7)
LTL	9,599.4	9,416.5	7,947.6	7,462.6	7,686.9
Truckload	62.3	65.8	32.9	32.0	21.8
Dedicated truckload	78.4	69.3	61.0	87.4	73.5

Total	9,740.1	9,551.6	8,041.5	7,582.0	7,782.2

LTL weight per LTL shipment (pounds)(8)	955	923	945	1,006	1,034
LTL revenue per LTL hundredweight, excluding fuel surcharge(9)	$14.27	$14.01	$13.98	$13.61	$12.69

As of period end:
Average age of equipment (years)(10)
Tractors	6.4	6.4	6.4	6.6	6.4
Trailers	10.7	10.5	9.7	10.1	10.0
Tractors owned	5,943	5,694	5,461	4,916	5,143
Tractors leased	296	391	348	317	148
Trailers owned	21,099	20,753	20,704	18,586	19,661
Trailers leased	861	844	800	175	—
Number of service centers	207	204	196	166	166

(1)	On November 5, 2003 Overnite Holding, Inc. became a wholly-owned subsidiary of Overnite Corporation as a result of the Divestiture Transaction.
(2)	Financial results for the year ended December 31, 2003, 2002 and 2001 include the results of Overnite Holding, Inc. (a subsidiary of Union Pacific) prior to November 5, 2003. Financial results after November 5, 2003 have been impacted by the incremental costs incurred and the loss of interest income because we are not a subsidiary of Union Pacific. Motor Cargo was acquired on November 30, 2001. Accordingly, the data presented includes a full year of Motor Cargo results for 2003, 2002 and one month of 2001.
(3)	Income tax expense in 2002 includes a non-recurring benefit of $33.7 million resulting from the Internal Revenue Service’s agreement to allow a portion of the costs associated with Union Pacific Corporation’s 1986 acquisition of our company to become tax deductible.
(4)	Net income per share – basic and Net income per share – diluted treat the 27,500,000 shares issued resulting from the Divestiture Transaction and the initial public offering as being outstanding for all the years presented. Net income per share – diluted treat the 413,720 shares and 340,000 options granted following the Divestiture Transaction and the initial public offering as being outstanding from the grant date of November 5, 2003 to December 31, 2003. Dividends per share are omitted for the periods presented as we were a wholly-owned subsidiary of Union Pacific and all dividends were paid to Union Pacific prior to the Divestiture Transaction and therefore this presentation would not be meaningful.
(5)	Operating ratio is total operating expenses divided by operating revenue for the period indicated.
(6)	Gross weight hauled excludes dedicated truckload, as revenue from this service is earned on a per mile basis rather than on a weight basis.
(7)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.
(8)	LTL weight per LTL shipment is calculated by dividing total LTL pounds transported by the total number of shipments.

(9)	LTL revenue per LTL hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment, excluding fuel surcharge, by the hundredweight (weight in pounds divided by 100) for a shipment.
(10)	Average age of equipment is stated in years, calculated as of December 31 of each year presented based on the model year of the equipment in service.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included under Item 8.

Overview

We are a leading, predominantly non-union provider of LTL transportation services, offering a full spectrum of regional, inter-regional and long-haul LTL services nationwide. In addition to our core LTL service, we also provide our customers with a number of additional value-added LTL services, including expedited and guaranteed delivery, cross-border, assembly and distribution, trade show, government and third party logistics services. Our LTL services (including fuel surcharges associated with these services) accounted for approximately 92% of our operating revenue in 2003. In addition to our LTL service, we also provide customers with full truckload service, which includes both premium-service dedicated truckload transportation in select markets, as well as truckload delivery on our backhaul lanes. Our truckload services (including fuel surcharges associated with these services) accounted for approximately 8% of our operating revenue in 2003. We serve a diverse customer base through a network of 207 service centers located near metropolitan centers. We draw customers from varying industries and geographic markets, including customers in the retail, health care, chemical, automotive, electronics and furniture industries.

We currently provide our services under two established brand names: Overnite Transportation and Motor Cargo. Overnite Transportation, our primary carrier brand, is a nationwide LTL carrier, providing regional, inter-regional and long-haul LTL service. Motor Cargo is a regional LTL transportation provider, primarily serving the western United States and Canada. We compete with regional, inter-regional and long-haul LTL carriers and, to a lesser extent, with truckload carriers, railroads and parcel delivery companies. Our major competitors within the LTL industry include Arkansas Best Corporation, CNF, Inc., FedEx Freight, Old Dominion Freight Line, Inc., USFreightways and Yellow Roadway Corporation.

From 1986 until November 5, 2003, we were a wholly-owned subsidiary of Union Pacific. Although we operated as a separate business, distinct from Union Pacific’s other activities, we relied on Union Pacific for certain support functions, as well as financial support. Following the Divestiture Transaction, we no longer receive interest income from Union Pacific, which accounted for $12.4 million of interest income in the first 10 months of 2003 and $19.1 million in 2002, and we expect to incur certain costs in connection with operating as a stand-alone public company that will exceed the costs that were incurred or were charged to us by Union Pacific. We currently estimate that we will incur approximately $8.3 million per year of incremental operating expenses as a result of becoming a stand-alone public company. These stand-alone costs include certain administrative costs for services previously performed for us by Union Pacific, such as cash management, internal audit and information technology, as well as incremental costs we will incur, including SEC compliance, insurance, corporate secretary, shareholder relations, government relations and non-employee director costs. In addition, we incurred $128 million of indebtedness under the Credit Agreement in order to make a payment to Union Pacific in connection with the Divestiture Transaction, and may incur future indebtedness as may be necessary to finance working capital, capital expenditures, other general corporate purposes and to support letters of credit.

Business Initiatives

During 2003, we completed several business initiatives. In April 2003, we reduced inter-regional transit times from New York and Miami to locations in 16 states and western Canada. These changes affected approximately 100 lanes and we believe will reduce transit times by as much as 48 hours. In May 2003, we implemented a series of new, faster transit times affecting traffic originating from Omaha, Nebraska. In July 2003 we improved our on-line expedited rating process to reduce the steps necessary to generate an instant quote for expedited and emergency shipments. In November 2003, we converted the Detroit service center to a mini-hub operation to accelerate service into and out of Indiana, Michigan and Ohio. In December 2003, we reduced as much as two days of transit time from Laredo, Texas. An additional 55 lanes stretching to Pittsburgh, Detroit, Cleveland and Richmond, Virginia, now fall under a three day umbrella from Laredo.

In 2003, we continued to enhance the quality of our service product, reducing transit times by one day or more on over 3,561 of the 46,225 lanes served by Overnite Transportation. Motor Cargo served 2,500 lanes in 2003. In 2003, we added 4 service centers and we upgraded our fleet with the purchase of 340 tractors and 848 trailers.

Labor Relations

During 2002 and 2003, we were also able to resolve a number of key labor issues. On October 24, 2002, the Teamsters discontinued a three-year nationwide strike of Overnite Transportation without obtaining any contract or concessions from us. Commencing in July 2002, Overnite Transportation employees began to decertify the Teamsters as their collective bargaining representatives at Overnite Transportation service centers. As of October 3, 2003, this decertification process has resulted in the Teamsters losing representation rights at all of the 26 Overnite Transportation service centers where they had previously gained certified representation rights, meaning that the Teamsters are no longer acting as the collective bargaining representative for employees at these locations. As a result of the successful resolution of the Teamsters’ strike and the decertifications, we will now be able to increase our focus on enhancing customer relationships, generating new sales and improving the quality and efficiency of our services.

The Teamsters no longer represent any of our Overnite Transportation employees. The Teamsters represent employees at only two Motor Cargo service centers, located in Salt Lake City, Utah and Reno, Nevada, constituting approximately 11% of the total Motor Cargo workforce, or approximately 1% of our total Overnite employees. However, these employees are not subject to the terms of the National Master Freight Agreement, which was entered into by the Teamsters and a number of national LTL carriers in 2003. On September 15, 2003, employees at Motor Cargo’s Reno service center filed a petition to decertify the Teamsters as their collective bargaining representative. At the decertification election held on October 23 and 24, 2003, employees at Motor Cargo’s Reno service center voted to retain the Teamsters as their collective bargaining representative.

We believe our relations with our employees have improved. After the Divestiture Transaction we awarded each of our full-time employees 20 shares of our common stock and each of our part-time employees with over 12 months of service 10 shares of our common stock. We believe this stock grant will further align the goals of our employees with our shareholders.

Revenue Sources

We derive our operating revenue from: (1) LTL services; (2) truckload services; and (3) fuel surcharges. Our core LTL service typically consists of shipments under 10,000 pounds. We supplement our core LTL service by offering additional value-added LTL services, such as expedited and guaranteed delivery, cross-border, assembly and distribution, trade show, government and third party logistics services. Operating revenue for our LTL service varies depending upon the weight hauled during the period and our average revenue per hundredweight for the period. Revenue per hundredweight, which is sometimes referred to as “LTL rate factor,” will vary for each shipment based upon the commodities shipped, the weight of the shipment, the distance goods are transported and the type of service performed. Our LTL services, excluding fuel surcharges accounted for approximately 89% of our operating revenue in 2003 (approximately 92% of operating revenue including fuel surcharges).

We also provide customers with full truckload service, which includes both premium-service dedicated truckload transportation in select markets, as well as truckload delivery on our backhaul lanes. Our truckload service typically consists of shipments over 10,000 pounds. As with our operating revenue for our LTL service, our operating revenue for backhaul truckload service varies depending upon weight hauled and revenue per hundredweight. However, the pricing for truckload service is different than the pricing for our LTL services and, accordingly, is not included in our LTL rate factor. Through our dedicated truckload service, provided by the Special Services Division of Overnite Transportation, we offer dedicated truckload transportation to customers on a contractual basis in select markets. Operating revenue for dedicated truckload service is generated primarily on the basis of routes and mileage rather than weight transported. As the factors affecting the revenue generated by our dedicated truckload service differ from those that affect our LTL service revenue, we also do not include dedicated truckload revenue in our LTL rate factor. Our truckload services, excluding fuel surcharges, accounted for approximately 8% of our operating revenue in 2003.

The majority of our service contracts with customers provide for fuel surcharges. When fuel costs exceed our planned levels, we charge a portion of the higher costs to our customers through these surcharges. We record these fuel surcharges as operating revenue. The fuel surcharges we negotiate with our customers only apply when our fuel costs exceed specified levels. Fuel surcharges accounted for approximately 3% of our operating revenue in 2003.

Operating Expenses

Operating expenses consist of (1) salaries, wages and employee benefits, (2) supplies and expenses, (3) operating taxes, (4) claims and insurance, (5) rents and purchased transportation, (6) communication and utilities, (7) depreciation and (8) other expenses. The following sets forth the components of these expenses:

•	Salaries, wages and employee benefits are the primary component of our operating expenses. While a majority of these costs vary with tonnage levels, portions of these costs, such as expenses associated with sales, marketing and general and administrative personnel, are relatively fixed.

•	Supplies and expenses include the cost of fuel, maintenance of equipment and operating supplies.

•	Operating taxes include those paid on fuel consumption, excise taxes on tires, sales taxes, highway use taxes, vehicle registrations and personal property and real estate taxes assessed against our equipment and facilities.

•	Claims and insurance primarily consist of costs associated with cargo claims, insurance premiums and self-insurance retention related to bodily injuries and property damage.

•	Rents and purchased transportation include expenses incurred for transportation services provided by railroad and truckload carriers, overseas carriers, local cartage agencies and short-term equipment rental, as well as real estate rental fees and computer equipment rental fees.

•	Communication and utilities expenses include line-based and cellular telephone communications, as well as electricity, water, heat and sewerage services provided to our facilities.

•	Depreciation expense includes the depreciation of the installed cost of fixed assets, over the life assigned to the individual assets.

•	Other expenses include employee travel, commissions, temporary and contract labor, computer hardware and software maintenance, security and guard service, legal, the provision for uncollectible receivables, professional fees and environmental consulting and remediation expenses, as well as other non-classified expenses.

Historically, we have evaluated our performance, including comparisons to competitors in our industry, by reference to our “operating ratio.” Operating ratio is calculated by dividing total operating expenses by operating revenue, expressed as a percentage of operating revenue.

Other income and expense items consist of intercompany interest income, interest expense and minor non-operating items. Prior to November 5, 2003, intercompany interest was earned at an annual rate of 7.5% calculated based on the monthly balance of net advances to Union Pacific. Our intercompany balance represented the accumulated cash deposited with Union Pacific in excess of operating and capital investment cash requirements.

Business Segments

We currently report our financial results in two segments: Overnite Transportation and Motor Cargo. We operate Motor Cargo separately from Overnite Transportation and maintain its separate corporate and marketing identity, although the sales force of each company sells the capabilities and services of the combined entity. There are no current plans to merge any of the operating facilities or integrate any of the operating employees of Overnite Transportation and Motor Cargo, but over time, there may be some efficiencies realized from combining some administrative functions.

Overnite Transportation

As of December 31, 2003, Overnite Transportation operated 171 service center facilities throughout the United States and had 11,960 full-time and part-time employees and an average of 12,542 full-time and part-time employees for 2003. The Teamsters do not represent any Overnite Transportation employees.

For the year ended December 31, 2003, Overnite Transportation had operating revenue of $1,315.4 million and operating expenses of $1,256.6 million, resulting in operating income of $58.8 million and an operating ratio of 95.5%.

Motor Cargo

As of December 31, 2003, Motor Cargo operated 36 service center facilities in the western United States and had 1,724 full-time and part-time employees and an average of 1,667 full-time and part-time employees for 2003. Motor Cargo employees at facilities located in Salt Lake City, Utah and Reno, Nevada are represented by the Teamsters, with current agreements terminating on December 1, 2005 and December 1, 2006, respectively. Although the agreements cover most of the employees at these two facilities, less than half of these covered employees are union members. The two agreements exclude any pension requirements and only the Reno contract requires employees to be included in union supported healthcare coverage.

For the year ended December 31, 2003, Motor Cargo had operating revenue of $160.1 million and operating expenses of $151.5 million, resulting in operating income of $8.6 million and an operating ratio of 94.7%.

On November 30, 2001, Union Pacific acquired 99.7% of the outstanding capital stock of Motor Cargo. The acquisition of Motor Cargo was completed on February 14, 2002, at which time the remaining 0.3% of outstanding capital stock of Motor Cargo was acquired. Immediately following the acquisition, Union Pacific transferred Motor Cargo to Overnite Holding as an indirect wholly-owned subsidiary. The purchase price of $90.5 million included the assumption of $14.5 million in current liabilities, $6.7 million in deferred tax liabilities and $1.0 million in other debt. Fair value adjustments increased the recorded value of land by $6.7 million and buildings and improvements by $4.1 million. Fair value adjustments increased the recorded value of Motor Cargo pension obligations by $1.7 million and deferred tax liabilities by $4.9 million. The preliminary estimate of goodwill as of December 31, 2001 of $13.9 million was adjusted to $13.2 million as of December 31, 2002 as information relating to the fair value of assets and liabilities was determined with the assistance of independent appraisers and actuaries. An indefinitely-lived intangible asset for the Motor Cargo brand name in the amount of $3.0 million was recognized as part of the acquisition.

Effects of the Separation from Union Pacific

Prior to November 5, 2003, our employees participated in various Union Pacific incentive and retention stock plans and our historical results of operations include the expense associated with these plans. These plans were subject to various vesting and service requirements. Immediately prior to the Divestiture Transaction and the initial public offering, Union Pacific waived the vesting and employment requirements under certain of these plans for our employees. The waiving of the vesting and employment requirements resulted in a non-recurring accelerated recognition of expenses under these incentive and retention plans. As a result, we recorded non-recurring costs of $7.7 million in the fourth quarter of 2003. These non-recurring costs will not have a continuing effect on our financial results in future periods.

In connection with the initial public offering, we awarded 20 shares of our common stock to each of our full-time employees and 10 shares of our common stock to each of our part-time employees who had been employed by us for at least 12 months before the completion of the initial public offering. These shares vested and became transferable immediately upon grant of the awards. We awarded an aggregate amount of 260,620 shares of our common stock to these employees. This award resulted in non-recurring costs of $6.2 million, which were recorded in the fourth quarter of 2003. We also incurred $0.2 million of miscellaneous non-recurring costs related to the initial public offering.

In connection with the initial public offering, we awarded an aggregate amount of 153,000 shares of restricted common stock to certain executives. These shares vest and become transferable on November 5, 2006. This award resulted in costs of $0.2 million, which were recorded in the fourth quarter of 2003. The expense of the shares granted, which totaled approximately $3 million, represents unearned compensation and will be recognized over a 36 month vesting period with 34 months remaining at December 31, 2003. Also, in connection with the initial public offering, certain executives were awarded options to purchase an aggregate of 340,000 shares of common stock at the initial public offering price. The options vest in three equal annual installments beginning on November 5, 2004. There is no expense associated with the stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Business Outlook

Economists are predicting higher gross domestic production and industrial production in 2004 as compared to 2003. We are cautiously optimistic about our growth and profitability prospects in 2004 based upon the current economic forecasts. Management expects our pricing environment to remain competitive, yet stable, during 2004. We will continue to focus on growing profitable revenues, improving productivity, controlling costs, and growing value-added services.

Our actual results for 2004 will depend upon a number of factors, including the actual growth of the economy and our ability to increase freight rates in a very competitive industry while increasing market share.

Results of Operations

The following table sets forth certain statement of income data expressed as a percentage of operating revenue. Our results of operations for 2001 include Motor Cargo’s operating results from November 30, 2001 to December 31, 2001. Our results of operations for 2003 and 2002 include the full year impact of Motor Cargo. The results of 2003 include the effect of the Divestiture Transaction effective November 5, 2003.

	Year Ended December 31,
	2003	2002	2001
Operating revenue	100.0%	100.0%	100.0%
Operating expenses
Salaries, wages and employee benefits	59.8	59.8	59.6
Supplies and expenses	8.5	7.5	8.4
Operating taxes	3.6	3.7	3.9
Claims and insurance	3.7	3.2	3.0
Rents and purchased transportation	10.7	10.7	9.9
Communication and utilities	1.4	1.5	1.7
Depreciation	3.9	4.3	4.1
Other	3.8	4.0	5.3

Total operating expenses(1)	95.4	94.7	95.9

Operating income(2)	4.6	5.3	4.1
Other income and expense
Interest income from parent	0.8	1.4	1.8
Interest expense	0.1	0.1	0.0
Other income	0.0	0.1	0.0

Income before income taxes	5.3	6.7	5.9
Income taxes	2.1	0.1	2.3

Net income	3.2%	6.6%	3.6%

(1)	Total operating expenses as a percentage of operating revenue, as presented in this table, is also referred to as our operating ratio.
(2)	Operating income as a percentage of operating revenue, as presented in this table, is also referred to as our operating margin.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Operating Revenue. Operating revenue was $1,475.5 million in 2003, an increase of $123.7 million, or 9.1%, from $1,351.8 million in 2002. Operating revenue is impacted by six components: LTL volume (tonnage shipped), LTL revenue per LTL hundredweight excluding fuel surcharges (“LTL Rate Factor”), dedicated truckload service, fuel surcharges, truckload service and other services. The $123.7 million or 9.1% increase in operating revenue resulted from an increase in LTL volume, which contributed approximately $67.0 million in additional operating revenue, and an increase in the LTL Rate Factor, which contributed approximately $23.9 million in additional operating revenue. The increase in operating revenue in 2003 was also due to increased volume in our dedicated truckload service, which accounted for approximately $12.9 million of the increase in operating revenue, and a $20.0 million increase in revenue from fuel surcharges. In terms of volume, LTL tonnage shipped was 9,172.1 million pounds during 2003, an increase of 478.9 million pounds, or 5.5%, from 8,693.2 million pounds shipped during 2002. The closure of Consolidated Freightways in September 2002 was a primary driver of the increase in LTL tonnage. Our LTL rate factor excluding fuel surcharge was $14.27 in 2003, an increase of 1.8% from $14.01 in 2002. This increase was primarily the result of our general annual rate increase. The $12.9 million, or 25.7%, increase in operating revenue from our dedicated truckload service resulted primarily from a 13.2% increase in shipments as a significant customer elected to outsource the management of its private fleet with us. Operating revenue from fuel surcharges was $44.4 million in 2003, an increase of $20.0 million, or 82.2%, from $24.4 million in 2002, as a result of increased fuel costs in the current year. Our truckload service and other revenue sources together combined for a net decrease in operating revenue of $0.1 million.

Operating revenue at Overnite Transportation was $1,315.4 million in 2003, an increase of $107.2 million, or 8.9%, from $1,208.2 million in 2002. This increase resulted from a 4.9% increase in LTL volume from 7,741.4 million pounds in 2002 to 8,120.4 million pounds in 2003. This increase in volume contributed approximately $53.7 million in additional operating revenue. The LTL Rate Factor excluding fuel surcharges at Overnite Transportation increased by 2.2% from $14.17 in 2002 to $14.49 in 2003. This rate factor increase contributed approximately $25.7 million in additional operating revenue. Operating revenue from our dedicated truckload service increased by $12.9 million, or 25.7%, resulting primarily from a 13.2% increase in shipments. Operating revenue from fuel surcharges was $39.6 million in 2003, an increase of $17.6 million, or 80.2%, from $22.0 million in 2002, as a result of increased fuel costs in the current period. Our truckload service and other revenue sources together combined for a net decrease of $2.7 million, on lower volume.

Operating revenue at Motor Cargo was $160.1 million in 2003, an increase of $16.5 million, or 11.4%, from $143.6 million in 2002. LTL volume increased 10.5% and contributed approximately $13.6 million. An increase of $2.5 million in fuel surcharges was partially offset by a $1.2 million reduction in revenue due to a decrease in the LTL Rate Factor. The lower LTL Rate Factor was primarily attributed to a slight reduction in the average length of haul. Other revenues increased $1.6 million.

Operating Expenses. Operating expenses were $1,408.1 million in 2003, an increase of $127.4 million, or 9.9%, from $1,280.7 million in 2002. As a percentage of operating revenue, operating expenses increased from 94.7% in 2002 to 95.4% in 2003. Operating expenses for 2003 included $14.1 million of non-recurring costs related to the initial public offering and $1.1 million of stand-alone expenses which represent incremental costs resulting from the initial public offering. Operating expenses at Overnite Transportation were $1,256.6 million for 2003, an increase of $109.5 million, or 9.5%, from $1,147.1 million in 2002. Operating expenses at Motor Cargo were $151.5 million for 2003, an increase of $17.8 million, or 13.3%, from $133.7 million in 2002.

Salaries, wages and employee benefits were $884.1 million in 2003, an increase of $77.0 million, or 9.5%, from $807.1 million in 2002. Salaries, wages and employee benefits as a percentage of operating revenue were 59.8% in both years.

Salaries and wages were $619.7 million in 2003, an increase of $48.1 million, or 8.4%, from $571.6 million in 2002 but as a percentage of revenue salaries and wages was 42.0% and 42.3% for 2003 and 2002, respectively. The increase in salaries and wages was due to wage inflation and a 4.1% increase in the average number of employees over the period. This increase was partially offset by lower linehaul miles and wages resulting from a loading initiative which began in January 2003 that focused on increasing load density in long-haul lanes. The increase in the number of employees was primarily due to staffing required to handle the 5.5% increase in LTL tonnage shipped.

Employee benefits were $264.4 million in 2003, an increase of $28.9 million, or 12.3%, from $235.5 million in 2002. Employee benefit expenses were primarily affected by pension and other post employment cost increases and the 4.1% increase in the average number of employees. Expenses related to pension and other postretirement benefits were $40.9 million in 2003, an increase of $4.5 million, or 12.4%, from $36.4 million in 2002. This increase was primarily attributable to the lower than expected returns on pension assets in the period 2000 to 2002 and declines in interest rates used to discount the liability. In addition, the cost of healthcare benefits for active employees was $72.5 million in 2003, an increase of $7.8 million, or 12.1%, from $64.7 million in 2002. Workmens compensation was $26.2 million an increase of $5.8 million, or 28.4%, from $20.4 million in 2002. This increase was primarily attributable to a few severe injuries during 2003. Payroll tax expense was $53.8 million in 2003 an increase of $4.6 million, or 9.3%, from $49.2 million in 2002 primarily as a result of the $48.1 million increase in salaries and wages described above. We expect the trend of increases in wages and employee benefit expenses to continue in future periods to the extent volumes increase or the overall market costs for wages and health care continue to increase. Further, changes in discount rates and returns on plan assets would contribute to changes in pensions cost. Included in salaries, wages and employee benefits for the year ended December 31, 2003 is $14.1 million in non-recurring expenses related to the vesting of awards granted under Union Pacific compensation plans in connection with the Divestiture Transaction and the grant of shares of our common stock to our employees in connection with the initial public offering. Included in salaries, wages and benefits for the year ended December 31, 2003 is $0.2 million in stand-alone costs for additional salaries and wages related to the our operations following the Divestiture Transaction.

Supplies and expenses were $124.9 million in 2003, an increase of $22.9 million, or 22.5%, from $102.0 million in 2002. Supplies and expenses as a percentage of operating revenue increased to 8.5% in 2003 from 7.5% in 2002. The increase was primarily due to the increase in fuel expense, which added $14.8 million in incremental expenses. Fuel expense was higher in 2003 as a result of higher fuel prices during the period ($.92 per gallon average in 2003 compared to $.74 per gallon average in 2002, including transportation costs and excluding taxes). Maintenance and facilities supplies expenses were $62.3 million in 2003, an increase of $8.0 million, or 14.7%, from $54.3 million in 2002. We expect this level of maintenance and facilities supply expense as a percentage of revenue to continue in the near term.

Operating taxes were $52.7 million in 2003, an increase of $2.7 million, or 5.4%, from $50.0 million in 2002. Operating taxes as a percentage of operating revenue decreased from 3.7% in 2002 to 3.6% in 2003. The increase in operating taxes was primarily attributable to the 4.3% increase in miles driven in 2003 compared to 2002.

Claims and insurance expenses were $54.7 million in 2003, an increase of $11.5 million, or 26.6%, from $43.2 million in 2002. Claims and insurance expenses as a percentage of operating revenue increased from 3.2% in 2002 to 3.7% in 2003. We increased our provision for losses resulting from injury and property damage by $6.8 million during 2003 due to a few severe injuries and damages in the beginning of the year. Our provision for cargo losses increased by $3.9 million, or 15.7%, during 2003 due primarily to increases in the absolute number of claims received resulting from changes in loading practices related to increasing density on long-haul lanes, a contract change with a large customer with regard to liability limits and, to a lesser extent, a 2% increase in the number of shipments handled. Claims and insurance expenses for the year ended December 31, 2003 included $0.4 million in stand-alone costs related to the Divestiture Transaction.

Rents and purchased transportation expenses were $157.5 million in 2003, an increase of $12.2 million, or 8.4%, from $145.3 million in 2002. Rents and purchased transportation expenses as a percentage of operating revenue did not change from 10.7% in 2002. The significant components to this increase in costs were incurred in response to the closure of Consolidated Freightways and our effort to provide a high level of service to both our existing customers and the new customers that we gained. These costs include the use of other trucking carriers for both inter-city and local delivery services to supplement our resources as we absorbed the increased volume. The cost related to our use of these resources was $81.8 million in 2003, an increase of $14.4 million, or 21.4%, compared to $67.4 million in 2002. The use of temporary, short term rental of drivers (with and without equipment) to supplement our delivery operations was $19.9 million in 2003, an increase of $1.7 million, or 9.3%, from $18.2 million in 2002. These cost increases were offset by a reduction in the use of rail carriers to provide long distance delivery support, which was $28.1 million in 2003, a decrease of $3.6 million, or 11.4%, compared to $31.7 million in 2002. Building, office and equipment rents were $12.3 million in 2003, a decrease of $0.1 million, or 0.8%, compared to $12.4 million in 2002. Other rental expenses decreased by $0.2 million from 2002.

Communication and utilities expenses were $20.9 million in 2003, an increase of $0.2 million, or 1.2%, when compared to $20.7 million in 2002. Communication and utilities expenses were 1.4% of operating revenue in 2003, a slight decrease from 1.5% in 2002.

Depreciation expense was $57.2 million in 2003, a decrease of $1.3 million, or 2.3%, from $58.5 million in 2002. Depreciation expense was 3.9% of operating revenue in 2003 compared to 4.3% in 2002.

Other expenses were $56.1 million in 2003, an increase of $2.2 million, or 4.1%, from $53.9 million in 2002. Other expenses were 3.8% of operating revenue in 2003, a slight decrease from 4.0% in 2002. Legal fees increased by $2.5 million as 2002 expenses included the favorable settlement of labor-related matters that decreased our costs by $4.0 million. General supplies and maintenance increased by $1.9 million, compared to 2002. Professional services increased $1.0 million from 2002. Other miscellaneous items included in other operating expense increased by $2.4 million in 2003 compared to 2002. Significant progress was made on the collection of our aged accounts receivable and therefore we reduced our provision for bad debt by $5.6 million, compared to 2002. Other expenses for the year ended December 31, 2003 included $0.5 million in stand-alone costs related to the Divestiture Transaction.

Operating Income. Operating income was $67.4 million in 2003, a decrease of $3.6 million, or 5.2%, from $71.0 million in 2002. Our operating ratio increased to 95.4% in 2003, compared to 94.7% in 2002. Operating income at Overnite Transportation was $58.8 million in 2003, a decrease of $2.3 million, or 3.7%, from $61.1 million in 2002. The operating ratio for Overnite Transportation was 95.5% in 2003, compared to 94.9% in 2002. Operating income at Motor Cargo was $8.5 million, a decrease of $1.5 million, or 14.4%, from $10.0 million in 2002. The operating ratio for Motor Cargo was 94.7% in 2003, compared to 93.1% in 2002. Operating income for 2003 includes $14.1 million of non-recurring expenses related to the Divestiture Transaction and initial public offering and $1.1 million in stand-alone costs resulting from the initial public offering. Operating income for Overnite Transportation includes $12.7 million of non-recurring expenses related to the initial public offering and $1.1 million in stand-alone expenses resulting from the Divestiture Transaction. Operating income for Motor Cargo includes $1.4 million of non-recurring expenses related to the initial public offering.

Other Income and Expense Items. Intercompany interest income was $12.4 million in 2003, a decrease of $6.7 million, or 34.9%, from $19.1 million in 2002. The reduction in intercompany interest income resulted from the decrease in the intercompany receivable balance from Union Pacific as a result of pension contributions of $126.5 million in the second half of 2002. In addition, the total for 2003 only includes interest income for the period prior to November 5, 2003. We no longer receive interest income from Union Pacific. Interest expense for 2003 was $2.1 million an increase of $0.9 million from $1.2 million in 2002 primarily as a result of debt totaling $128 million incurred in connection with the Divestiture Transaction.

Income Taxes. Income taxes were $31.3 million in 2003, at an effective tax rate of 40.0%, compared to $1.6 million in 2002, at an effective tax rate of 1.8%. During 2002, our results reflected a resolution with the Internal Revenue Service in which a portion of Union Pacific’s acquisition costs associated with its 1986 acquisition of Overnite Transportation became tax deductible, resulting in a non-recurring benefit of $33.7 million, which was accounted for as a reduction of income tax expense. Without this non-recurring tax benefit, income taxes in 2002 would have been $35.3 million with an effective tax rate of 39.0%.

Net Income. As a result of the foregoing, net income was $46.9 million in 2003, a decrease of $41.9 million, or 47.2%, from $88.8 million in 2002. This decrease was primarily a result of a tax benefit of $33.7 million which was accounted for as a reduction of income tax in the third quarter of 2002 and the $14.1 million pre-tax non-recurring expense and $1.1 million pre-tax stand-alone expenses incurred in 2003, as described above. Overnite Transportation contributed $41.3 million in net income in 2003, compared to $82.5 million in net income in 2002. Motor Cargo contributed $5.5 million of net income in 2003 and $6.3 million in net income in 2002.

Pro Forma Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

As described in “Corporate Structure” in Item 1 of this annual report on Form 10-K, we became a stand-alone public company on November 5, 2003, as a result of the Divestiture Transaction and initial public offering. Pro forma results have been provided to present results as if we had been a public entity for the years ended December 31, 2003 and 2002.

We have included pro forma net income, pro forma operating income and pro forma operating ratio, including applicable pro forma earnings per share amounts for 2003 and 2002. These pro forma financial measures are alternatives to measures determined in accordance with generally accepted accounting principles (“GAAP”). They should not be considered in isolation or as an alternative to measures determined in accordance with GAAP. Set forth below is a reconciliation of these pro forma non-GAAP financial measures to the most directly comparable financial measures calculated and reported in accordance with GAAP.

We have included these non-GAAP financial measures to reflect our operations and financial performance as an independent, stand-alone entity. Management believes that these non-GAAP financial measures are more reflective of our continuing operations as they present investors with information about the impact of the divestiture from Union Pacific and the initial public offering on our operations and, in doing so, improve transparency to investors and enhance period-to-period comparability of operations and financial performance.

Pro forma operating income for the year ended December 31, 2003 excludes $14.1 million in non-recurring expenses related to the accelerated vesting of awards granted under Union Pacific compensation plans and the initial public offering related grant of shares of our stock to employees, as shown in the table below. Pro forma operating income includes the estimated effects of the incremental stand-alone operating expenses, calculated from January 1 of the respective year, as shown in the table below.

Pro forma net income excludes the estimated after-tax effects of $12.4 million and $19.1 million of intercompany interest income previously received from Union Pacific. Pro forma net income for 2003 excludes the estimated after-tax effect of the $14.1 million non-recurring expenses discussed above and pro forma net income for 2002 excludes the impact of the one-time $33.7 million benefit resulting from the Internal Revenue Service’s agreement to allow Union Pacific to deduct a portion of the costs associated with the 1986 acquisition of Overnite Transportation. This measure also includes the after-tax effect of the incremental stand-alone expenses and also includes the after-tax impact of interest expense as if the Divestiture Transaction had taken place on January 1 of the respective year.

The following table reconciles these pro forma measures to the most comparable financial measures reported in accordance with GAAP:

	Year Ended December 31,
(amounts in thousands, except share, per share and operating ratio data)	2003	2002
Operating income as reported	$67,352	$71,046
Add: pre-tax non-recurring expenses for Union Pacific compensation plans, initial public offering related stock grant and other	14,146	—
Less: pro forma calculation of twelve months of stand-alone expenses	7,238	8,333

Pro forma operating income	$74,260	$62,713

Pro forma operating ratio	95.0%	95.4%

Net Income as reported	$46,859	$88,789
Add: after-tax non-recurring expenses for Union Pacific compensation plans, initial public offering related stock grant and other	8,629	—
Less: pro forma calculation of twelve months of stand-alone expenses	4,340	5,080
Less: elimination of intercompany interest income	7,442	11,614
Less: pro forma calculation of twelve months of interest expense	2,394	3,363
Less: one-time benefit from settlement with IRS	—	33,700

Pro forma net income	$41,312	$35,032

Pro forma earnings per share(1):
Basic	$ 1.49	—
Diluted	1.49	—
Shares outstanding(1):
Basic	27,760,720	—
Diluted	27,807,917	—

(1)	Pro forma net income per share – basic and pro forma net income per share – diluted for 2003 treat the shares issued and options granted resulting from the Divestiture Transaction and the initial public offering as being outstanding for the entire year. Earnings per share for 2002 are omitted as we were a wholly-owned subsidiary of Union Pacific and it would, therefore, not be meaningful.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Operating Revenue. Operating revenue was $1,351.8 million in 2002, an increase of $189.9 million, or 16.3%, from $1,161.9 million in 2001. This increase in operating revenue resulted primarily from the full year impact in 2002 of the Motor Cargo acquisition, which contributed approximately $133.5 million in incremental operating revenue for the period. The remaining $56.4 million of the increase was primarily attributable to a $55.4 million, or 5.3%, increase in LTL operating revenue of Overnite Transportation, from $1,043.1 million in 2001 to $1,098.5 million in 2002. This improvement was primarily the result of a 3.9% increase in volume at Overnite Transportation from 7,448 million pounds in 2001 to 7,741 million pounds in 2002. The LTL rate factor at Overnite Transportation excluding fuel surcharge increased marginally from $14.01 in 2001 to $14.19 in 2002. The closure of Consolidated Freightways contributed significantly to this increase in volume, accounting for an estimated $20.0 million of our increase in LTL operating revenue. In addition, dedicated truckload and truckload services at Overnite Transportation generated operating revenue of $87.7 million in 2002, an increase of $8.4 million, or 10.6%, from $79.3 million in 2001 as the number of shipments increased 13.7% in 2002 as compared to 2001. Operating revenue from fuel surcharges at Overnite Transportation was $22.0 million in 2002, a decrease of $7.4 million, or 25.2%, from $29.4 million in 2001, due to lower fuel prices.

Operating Expenses. Operating expenses were $1,280.7 million in 2002, an increase of $165.9 million, or 14.9%, from $1,114.8 million in 2001.

Salaries, wages and employee benefits were $807.1 million in 2002, an increase of $113.4 million, or 16.4%, from $693.7 million in 2001. As a percentage of operating revenue, salaries, wages and employee benefits increased from 59.6% in 2001 to 59.8% in 2002. The largest component of the increase in salaries, wages and employee benefits was the full year impact in 2002 of the Motor Cargo acquisition, as salaries, wages and employee benefits for Motor Cargo employees contributed $69.4 million of incremental expenses. The remaining increase of $44.0 million was primarily due to wage and benefit inflation and increased volume at Overnite Transportation, partially offset by a 2% decrease in the number of full-time equivalent employees. Salaries and wages expenses at Overnite Transportation was $511.9 million in 2002, an increase of $18.9 million, or 3.8%, from $493.0 million in 2001. Expenses related to pension and other postretirement benefits at Overnite Transportation were $35.8 million in 2002, an increase of $15.0 million, or 72.1%, from $20.8 million in 2001. This increase was primarily attributable to the lower than expected returns on pension assets and declines in interest rates used to discount the liability. Further, the cost of healthcare benefits for active employees at Overnite Transportation was $60.7 million in 2002, an increase of $3.9 million, or 6.9%, from $56.8 million in 2001, as a result of higher healthcare costs and premiums related to HMOs. Expenses for vacation and other paid absences were $54.9 million in 2002, an increase of $3.4 million, or 6.6% from $51.5 million in 2001. Other benefits increased by $2.8 million in 2002, or 4.2%, in line with salary and wage increases.

Supplies and expenses were $102.0 million in 2002, an increase of $4.4 million, or 4.4%, from $97.6 million in 2001. Supplies and expenses as a percentage of operating revenue declined from 8.4% in 2001 to 7.5% in 2002. The $4.4 million increase in supplies and expenses was due to the acquisition of Motor Cargo, which added $11.5 million in incremental expenses. This increase was offset by a decrease in supplies and expenses at Overnite Transportation of $7.1 million. This decrease was primarily attributable to a decrease in fuel expense of $5.4 million, or 11.6%, in 2002 as compared to 2001. Fuel expense was lower in 2002 as a result of lower fuel prices during the year ($0.74 per gallon average in 2002 compared to $0.82 per gallon average in 2001, including transportation costs and excluding taxes) and as a result of a 2.7% reduction in gallons consumed. Miles driven by Overnite Transportation decreased 1.9% in 2002 compared to 2001. During 2002, we hedged approximately 16% of our fuel consumption for 2002 at an average of $0.58 per gallon, excluding taxes, transportation costs and regional pricing spreads. Hedging activities reduced fuel expense in 2002 by $1.2 million. Maintenance and facilities supplies expenses decreased $1.7 million, or 3.4%, from $49.9 million in 2001 to $48.2 million in 2002.

Operating taxes were $50.0 million in 2002, an increase of $5.3 million, or 11.9%, from $44.7 million in 2001. Operating taxes as a percentage of revenue decreased from 3.9% in 2001 to 3.7% in 2002. The increase in operating taxes was largely attributable to the full year impact in 2002 of the Motor Cargo acquisition.

Claims and insurance expenses were $43.2 million in 2002, an increase of $8.5 million, or 24.6%, from $34.7 million in 2001. This increase was partly due to the full year impact in 2002 of the Motor Cargo acquisition, which contributed approximately $3.7 million of incremental claims and insurance expense. We also experienced a $4.8 million increase due to higher personal injury and insurance expenses. Higher insurance expenses reflect higher premiums and higher amounts that we will be responsible for under our self-insurance program. For example, the self-insured retention factor for automobile liability insurance was increased to $5.0 million in 2002 from $2.0 million in 2001.

Rents and purchased transportation expenses were $145.3 million in 2002, an increase of $30.3 million, or 26.3%, from $115.0 million in 2001. Rents and purchased transportation expenses as a percentage of operating revenue increased from 9.9% of operating revenue in 2001 to 10.7% of operating revenue in 2002. This increase was partly due to the full year impact in 2002 of the Motor Cargo acquisition, which contributed approximately $16.3 million of incremental rents and purchased transportation expenses. Additionally, transportation services at Overnite Transportation provided by rail carriers increased by $4.8 million, or 17.8%, from $26.9 million in 2001 to $31.7 million in 2002. Services provided by other trucking carriers increased by $9.2 million, or 32.7%, from $28.1 million in 2001 to $37.3 million in 2002. The cost of short-term equipment rental with drivers and contract labor was $5.3 million in 2002, an increase of $1.6 million, or 43.2%, from $3.7 million in 2001. These increases were due primarily to the increased use of contract transportation and the cost of additional transportation services required to absorb the volume from the closure of Consolidated Freightways. Partially offsetting the increase in rents and purchased transportation expenses were cost savings on local cartage delivery costs, which declined $0.5 million, or 1.8%, from $27.4 million in 2001 to $26.9 million in 2002, as a result of negotiated lower rates and lower usage. As of December 31, 2002, we leased 62 of our 204 service centers. The cost of building, computer and office equipment rent increased by $0.4 million, or 4.7%, from $8.6 million in 2001 to $9.0 million in 2002. Other rents and purchased transportation expenses decreased by $1.5 million from 2001.

Communication and utilities expenses were $20.7 million in 2002, an increase of $0.9 million, or 4.3%, from $19.8 million in 2001. Communication and utilities expenses as a percentage of operating revenue were 1.7% in 2001, as compared to 1.5% in 2002. The increase in communication and utilities expenses was primarily due to the full year impact in 2002 of the Motor Cargo acquisition, which contributed $2.5 million of incremental expenses. This increase was partially offset by lower utility expenses resulting from the reduced cost of natural gas for heating purposes and the reduced costs for electricity.

Depreciation expenses were $58.5 million in 2002, an increase of $10.9 million, or 22.9%, from $47.6 million in 2001. The increase was primarily attributable to the acquisition of Motor Cargo, which contributed approximately $8.7 million of incremental depreciation expenses, as well as to the additional depreciation arising from the purchase of new equipment by Overnite Transportation, which contributed to the balance of the increase.

Other expenses were $53.9 million in 2002, a decrease of $7.7 million, or 12.6%, from $61.6 million in 2001. Significant progress was made on various labor issues reducing our consulting, legal and security costs by $3.2 million in 2002 as compared to 2001. We also benefited from the favorable settlement of labor-related matters that decreased costs by $4.0 million. Employee travel expenses also decreased $2.8 million partially as a result of our improved labor situation. Additional savings were recognized by the “insourcing” of computer programmers, which saved us $3.5 million in 2002, when compared to 2001, as well as a general reduction of $0.7 million of other expenses. These decreases were partially offset by $6.5 million of additional expenses attributable to the full year contribution of Motor Cargo.

Operating Income. Operating income was $71.0 million in 2002, an increase of $23.9 million, or 50.8%, from $47.1 million in 2001, with $9.6 million of this increase related to the full year contribution of Motor Cargo. Our operating ratio improved to 94.7% in 2002, as compared to 95.9% in 2001.

Other Income and Expense Items. Interest income was $19.1 million in 2002, a decrease of $2.4 million, or 11.2%, from $21.5 million in 2001. This decrease reflected the reduction in the balance in our cash advance to Union Pacific as a result of the acquisition of Motor Cargo and the contribution of $126.5 million in cash to our pension plans in late 2002. Other income was $1.5 million, an increase of $1.1 million from $0.4 million in 2001, due to changes in currency gains, gain on the sales of real estate and interest income.

Income Taxes. Income taxes were $1.6 million in 2002, at an effective tax rate of 1.8%, compared to $26.5 million in 2001, at an effective tax rate of 39.0%. The tax rate in 2002 reflects a resolution with the Internal Revenue Service in which a portion of Union Pacific’s acquisition costs associated with its 1986 acquisition of our company became tax deductible, resulting in a non-recurring benefit of $33.7 million, which was accounted for as a reduction of income tax expense.

Net Income. As a result of the foregoing, net income was $88.8 million in 2002, an increase of $47.3 million, or 113.9%, from $41.5 million in 2001. Motor Cargo contributed $6.0 million of this increase.

Liquidity and Capital Resources

Net cash provided by operating activities was $144.6 million in 2003, an increase of $138.0 million from $6.6 million in 2002. Net cash from operations is attributable primarily to net income, adjusted for depreciation, changes in working capital items and pension plan contributions. During 2003, we contributed $62.2 million to our pension plans. We also contributed $126.5 million to our pension plans in 2002.

Cash provided by operating activities was impacted in 2002 by two non-recurring tax items that reduced deferred income tax expense. We made a payment of $35 million to Union Pacific in connection with our federal and state income tax liabilities for tax years 1986 through 1989 under a tax allocation agreement between the Company and Union Pacific. Also during 2002, we resolved certain tax issues with the Internal Revenue Service. Part of this resolution permitted a portion of Union Pacific’s 1986 acquisition costs of Overnite Transportation to become tax deductible, resulting in a decrease in our deferred income tax expense of $27.8 million, as well as a decrease in our current federal income tax expense of $5.9 million.

Our business requires ongoing capital investments, particularly for replacement of revenue equipment, such as tractors, trailers and trucks. Capital expenditures totaled $57.9 million, $64.6 million and $38.7 million during 2003, 2002 and 2001, respectively, as set forth in the following table:

	Year Ended December 31,
	2003	2002	2001
	(Thousands of Dollars)
Revenue equipment	$29,590	$42,402	$19,284
Land and buildings	14,596	10,205	9,296
Technology equipment and software	5,314	6,325	4,605
Other equipment	8,374	5,633	5,471

Total capital expenditures	$57,874	$64,565	$38,656

During 2003, we acquired 340 tractors and 848 trailers to replace older units in our fleet. The decline in capital expenditures for revenue equipment from $42.4 million in 2002 to $29.6 million in 2003 was related to new government regulations imposing emission standards on diesel engines that went into effect in October 2002, which resulted in accelerated purchasing in 2002. The capital expenditure totals above include $8.6 million for 2003 and $10.0 million for 2002 related to capital expenditures at Motor Cargo.

During 2003, under the Overnite Transportation brand name we acquired and placed in operation service centers in Bakersfield, California and Simi Valley, California. The Bakersfield service center replaces a service center previously leased. We also acquired a service center in St. Louis, Missouri, which replaced a smaller facility in the same metropolitan area. All of these service centers were acquired as a result of the liquidation of Consolidated Freightways. The St. Louis facility was occupied and became operational during October 2003. The smaller facility in St. Louis being replaced will be leased to another motor carrier. Under the Motor Cargo brand name we acquired and placed in operation service centers in Salinas, California and Stockton, California as a result of the liquidation of Consolidated Freightways and acquired land to expand our current service center in Rialto, California. We also opened a service center in Santa Maria, California and we closed a small facility in Tonopah, Nevada, previously leased by Motor Cargo. We have budgeted capital expenditures of $75 to $85 million for 2004.

We are contractually obligated to purchase land in Montgomery, New York for $1.6 million to build a service center if the city grants the zoning ordinance. Construction costs will be in the range of $5.5 million to $6.0 million and should be primarily incurred in 2004. We expect a decision regarding zoning in early 2004.

Historically, our capital expenditures have been funded primarily through cash provided by operations and to a lesser extent by the proceeds from sales of used equipment and facilities. We generated cash proceeds from the sale of used tractors and trailers in the amount of $1.0 million, $7.9 million and $1.5 million in 2003, 2002 and 2001, respectively. These purchase plans can be scaled back or accelerated as needed, as there are no long-term contractual commitments or purchase obligations.

Financing activities have historically consisted primarily of cash forwarded to Union Pacific, including dividends and intercompany cash advances. Cash dividends have historically been paid to Union Pacific in an amount equal to $4.0 million per quarter or $16.0 million per year. In 2003, quarterly dividends were paid in the first three quarters for a total of $12.0 million. Intercompany cash advances were made to Union Pacific periodically each month when cash was generated in excess of what was anticipated to fund our operations, including expected capital expenditures. Neither dividend payments to Union Pacific nor cash advances to or from Union Pacific continued after the Divestiture Transaction.

During 2003 but prior to November 5, 2003, we forwarded cash to Union Pacific, including dividends and intercompany advances, totaling $198.9 million compared to cash drawn, net of dividends paid, of $40.3 million during 2002. In 2002 and 2001 $56.3 million and $19.4 million, respectively, were drawn from Union Pacific to minimize underfunding in our pension plans in 2002 and to finance our purchase of Motor Cargo in 2001.

Concurrent with the Divestiture Transaction, Overnite and Overnite Transportation entered into a $300 million Credit Agreement with a syndicate of lenders. The Credit Agreement provides for aggregate commitments of $300.0 million, consisting of (1) a term loan facility of $125.0 million and (2) a revolving loan facility of $175.0 million, of which up to a maximum of $150.0 million is available for the issuance of letters of credit. Availability under the revolving loan facility will be reduced by outstanding letters of credit issued under the facility. Borrowings under the term loan in the amount of $125.0 million were used to pay a portion of the cash dividend to Union Pacific in connection with the Divestiture Transaction. The remaining $3.0 million of the cash dividend was funded with the initial borrowings under the revolving loan facility. The remaining availability under the revolving loan facility can be used for working capital, capital expenditures, general corporate purposes and to support letters of credit. The terms of the Credit Agreement also provide for an increase, at our option, in the aggregate commitments under the facility from $300.0 million to $350.0 million, either by adding additional lenders or by agreeing with existing lenders to increase their commitments. Each of the term loan and the revolving loan facility has a maturity date of November 5, 2008.

Borrowings under the term loan and revolving loan facility bear interest, at our option, at either adjusted LIBOR or the alternate base rate, plus a spread based upon our credit rating. The rate of interest at December 31, 2003 was 2.67%. Outstanding letters of credit to be issued under the revolving loan facility will be subject to a per annum fee equal to the applicable spread over adjusted LIBOR for revolving loans. An increase of 0.5% in the interest rate will increase our interest expense by $600,000 on an annual basis for 2004.

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. Specifically, the Credit Agreement contains financial covenants regarding maximum leverage ratios, a minimum fixed charge coverage ratio and a minimum asset coverage ratio. Overnite Transportation is the borrower under the Credit Agreement. Obligations under the Credit Agreement are guaranteed by Overnite and certain of our domestic subsidiaries, including Motor Cargo, and are secured by a first-priority lien on and security interest in all of the capital stock of Overnite Holding, Overnite, Inc. and Overnite Transportation, as well as all of the capital stock held by Overnite Transportation and any guarantor under the Credit Agreement.

We currently intend to pay regular quarterly dividends on our common stock at an initial rate of $0.04 per share ($0.16 per share on an annual basis). The declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors. The first dividend of $.04 per share was declared on January 22, 2004 and was paid on March 17, 2004 to shareholders of record on February 25, 2004.

Based on our current level of operations and our anticipated growth, we believe that cash flow from operations and other available sources of liquidity, including borrowings under our new bank credit facility, will be sufficient to fund our operations for the next 12 months and for our currently anticipated needs beyond that period. Our business has significant operating cash requirements. If our cash requirements are high or our cash flow from operations is low during particular periods, we may need to seek additional financing, which may be costly or difficult to obtain.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments that may affect our financial condition. However, based on our assessment of the underlying provisions and circumstances of our material contractual obligations and commercial commitments, there is no known trend, demand, commitment, event or uncertainty that we believe is reasonably likely to occur which would have a material adverse effect on our results of operations, financial condition or liquidity. In addition, our commercial obligations, financings and commitments are customary transactions which are similar to those of other comparable industrial corporations, particularly within the transportation industry.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2003:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Thousands of Dollars)
Contractual Obligations:(1)
Long-term debt	$128,000	$12,500	$31,250	$84,250	$—
Note payable	1,000	1,000	—	—	—
Capital lease obligations	314	235	79	—	—
Operating leases	51,335	15,941	21,470	8,957	4,967
Purchase obligations(2)	15,169	11,016	4,132	21	—
Other long-term liabilities reflected on our balance sheet	—	—	—	—	—

Total	$195,818	$40,692	$56,931	$93,228	$4,967

	Amount of Commitment Expiration Per Periods
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Thousands of Dollars)
Other Commercial Commitments:(3)
Standby letters of credit	$54,737	$51,369	$3,368	$—	$—
Other	641	641	—	—	—

Total	$55,378	$52,010	$3,368	$—	$—

(1)	Contractual obligations include capital lease obligations for computer hardware, operating leases primarily involving real estate, a lease with a variable interest entity and a $0.4 million line of credit that was unused as of December 31, 2003.
(2)	Purchase obligations exclude commitments less than $250 that are incurred and approved by service center managers as long as the commitment is required for safety, proper maintenance or operation of the location. Includes the acquisition of land for construction of a new facility in Montgomery, New York. We have no obligations related to pending construction on this land.
(3)	Other commercial commitments consist of standby letters of credit used as collateral for self-insured retention of insurance claims.

South Holland, Illinois service center (Variable Interest Entity)

We have entered into an agreement with a third party in order to finance and lease the expansion of our South Holland, Illinois service center. The costs to expand the facility were $13.2 million, and these costs were borne by the lessor under the agreement. The original operating lease covering the expansion was completed in the fourth quarter of 2000. We restructured the terms of the lease in the second quarter of 2003. Our lease expires in 2006, with provisions for renewal upon the agreement of the parties, and our lease payments are sufficient to provide a return on the lessor’s investment. At any time during the lease, we may purchase the facilities at approximately the amount expended by the lessor. If we do not renew the lease and do not exercise our right to purchase the facility, the lessor may remarket the facility, and we have guaranteed the lessor a residual value equal to 85% of the total cost. The amount of this residual value guarantee is approximately $11.2 million. We recorded a $0.8 million liability associated with our guarantee related to the South Holland, Illinois service center (see Note 10 to our consolidated financial statements included under Item 8). This liability is being amortized over the life of the lease and the guarantee will expire April 30, 2006.

Pension Plans

We provide defined pension benefits to eligible employees of Overnite Transportation and Motor Cargo (see Note 8. to our consolidated financial statements included under Item 8). Overnite Transportation pension benefits are based on years of service and compensation during employment and cover substantially all employees. Motor Cargo pension benefits are based solely upon years of service.

In order to account for these pension plans, we follow Financial Accounting Standards Board (“FASB”) Statement No. 87, “Employers’ Accounting for Pensions” (“FAS 87”). FAS 87 requires management to make various estimates and assumptions, including with respect to discount rates used to value liabilities, assumed rates of return on plan assets, compensation increases, employee turnover rates and anticipated employee mortality. The estimates used by management are based on our historical experience, as well as current facts and circumstances. Actual future results may vary from the assumed rates and could have a material impact on our consolidated financial statements. We use third party actuaries to assist us in properly measuring the expense and liability associated with these benefits.

Funded Status

The funded status of our pension plans represents the difference between the fair market value of pension assets and the present value of pension liabilities (“projected benefit obligation” or “PBO”). The funded status is impacted by actual asset return and cash funding, as well as a year-end discount rate which is used to discount the projected benefit obligation. The discount rate we use for this purpose is based upon a hypothetical portfolio designed to match the expected benefit payments under all of our pension and postretirement benefit programs. The hypothetical portfolio is comprised of bonds available on December 31, 2003 that are rated “AA” or better by either Moody’s or Standard and Poor’s. The following table presents the funded status of our pension plans as well as the key components that impact the funded status:

	As of December 31, 2003	As of December 31, 2002
	(Millions of Dollars)
Funded Status (as of period end):
Assets—Market Value	$741.6	$571.2
PBO	860.1	779.4

Funded Status	$(118.5)	$(208.2)

Components (for the period):
Discount Rate	6.50%	6.75%
Actual Asset Return	24.2%	(10.7)%
Cash Funding	$62.2	$126.5
Benefit Payments	$33.3	$30.5

The following table shows the estimated impact that changes in actual asset returns, discount rate and cash funding would have had on our funded status as of December 31, 2003:

Impact on Funding Status
Discount Rate
0.25% increase	+$24.8 million
0.25% decrease	–$25.9 million
Actual Asset Return
1% increase	+$ 7.4 million
1% decrease	–$ 7.4 million
Cash Funding
+$10.0 million	+$10.0 million

Equity Adjustments

FAS 87 requires companies to record an additional minimum pension liability adjustment equal to the shortfall between the market value of pension assets and the accumulated benefit obligation at the end of each fiscal year. The accumulated benefit obligation (“ABO”), differs from the projected benefit obligation because the ABO does not assume any future salary increases and, accordingly, results in a smaller benefit obligation than the PBO. This minimum pension liability adjustment is recorded as a reduction to shareholders’ equity, net of tax, and has no impact on earnings or cash.

Due to declines in pension assets, combined with lower discount rates, we were required to record an additional minimum pension liability adjustment in 2002. This resulted in a reduction to shareholders’ equity of $83.9 million (after-tax) at December 31, 2002. In 2003, pension asset growth and contributions to the plan, partially offset by lower discount rates, resulted in $35.9 million (after-tax) being restored to shareholders’ equity in 2003.

Future year-end adjustments to shareholders’ equity will be affected by the FAS 87 discount rate on December 31 of each year, contributions, benefit payments and actual asset returns during each year. While actual changes in shareholders’ equity depend upon a number of variables and other assumptions, the following table shows the estimated impact that changes in the discount rate (relative to the December 31, 2003 discount rate of 6.5%) and actual asset returns (relative to our assumed rate of return on plan assets for 2004 of 8.0%) would have on our equity at December 31, 2004:

Impact on Equity Adjustment, net of tax
Discount Rate
0.25% increase	+$14.8 million
0.25% decrease	–$15.5 million
Actual Asset Return
1% increase	+$ 4.4 million
1% decrease	–$ 4.4 million

Expense

Pension expense during any particular period is determined based upon the expected return on pension plan assets as compared to the service cost of pension liabilities (the actuarial cost of benefits earned during a period) and the interest on those liabilities. With respect to the value of plan assets, the expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a five-year period. This practice is intended to reduce year-to-year volatility in recorded pension expense, but it can have the effect of delaying the recognition of differences between actual returns on assets and expected returns based on long-term rate of return assumptions. Due to this practice, prior period reductions in the value of plan assets may continue to have an impact on pension expense in future periods. Our assumed rate of return on pension plan assets during 2003 was 8.0% and pension expense was $30.2 million as compared to $26.1 million in 2002. During 2003, actual asset returns for our pension plans were positively affected by improvement in the equity markets, and the actual return on pension plan assets in 2003 was 24.2%.

As discussed above, in addition to return on plan assets, pension expense is impacted by the effects of service cost and interest on the plan liabilities to participants. These amounts are determined actuarially based on current discount rates and assumptions regarding matters such as future compensation levels and mortality rates. These assumptions are updated annually.

Differences in actual experience in relation to these assumptions are generally not recognized immediately, but are deferred together with asset-related gains and losses and, if necessary, amortized as pension expense. The discount rate used for purposes of calculating our pension expense is the same FAS 87 discount rate described under “—Funded Status” above.

Pension expense in 2004 will depend upon a number of variables and assumptions, including discount rates, actual asset returns and other factors. Based on an assumed rate of return of 8.0% and a discount rate of 6.5% we estimate 2004 pension expense will be approximately $35.8 million.

Cash Contributions

While we follow FAS 87 rules to record the expense and liability associated with our pension plans, actual cash funding is governed by employee benefit and tax laws. During 2003, we contributed $62.2 million to our defined benefit pension plans, of which $61.5 million was voluntary. With this contribution, we estimate our defined benefit pension plans were approximately 93% funded on an IRS funding basis as of December 31, 2003. Our estimate is based upon recent legislation that has been proposed, which extends and modifies rules allowing companies to use discounted rates that are based upon a corporate bond index. During 2002, we contributed $126.5 million to our defined benefit pension plans, of which $125.0 million was voluntary.

Future contributions are dependent on asset returns, then-current discount rates and a number of other factors. We expect to fund $30 million in 2004 and approximately $45 million per year thereafter to help manage any potential required funding in the future. Future contributions are expected to be funded primarily by cash generated from operating activities.

Critical Accounting Policies

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

Claims and Insurance Accruals

Claims and insurance costs, which primarily result from property damage, bodily injury, freight damage and workers’ compensation, are accrued using current information and future estimates to arrive at an estimated ultimate value of claims, less recovery and mitigation credits. These ultimate values are based on assumptions related to the rates of growth in medical costs, general inflation, the normal elapsed time required to adjudicate and settle claims and a predicted pattern of injury severity for claims incurred but not reported. In many cases, independent actuaries are retained to render assistance so that we may value our reserve requirements in a way that is fair, complete and as accurate as possible based on the information available.

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

Healthcare, Pension and Other Post Employment Benefits Obligations

Independent consultants and actuaries are used to develop estimates of healthcare, pension and other post-employment benefits (“OPEB”) costs. With regard to pension obligations, actuarial consultants provide valuations of the future obligations compared to the value of plan assets and earnings of the plan assets for the current and future years, using demographics of the current and future work force. We select the basic assumptions used to develop pension, healthcare and OPEB costs, including an estimated rate of asset returns, salary increases, discount rates and rates of inflation of medical costs, the demographic assumptions of the current and future work force and life expectancy of the retired work force. Information regarding these assumptions is set forth in the notes to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K, and these assumptions are evaluated for fairness by our actuaries.

In December, 2003 the FASB amended Statement 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FAS 132”). While the amended statement did not change the accounting for pension and other postretirement benefits, it added additional disclosures, including information describing the plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods.

In the case of healthcare costs, consultants provide claims cost review and healthcare management expertise to accurately measure current cost, incurred but not invoiced services provided and estimates of the growth of healthcare costs in the future.

Expenses and required contributions to the Overnite Transportation and Motor Cargo pension plans have been and will continue to be determined based upon the use of market related values, which is a valuation method that recognizes changes in the value of assets over five years.

The assumptions we use to estimate healthcare, pension and OPEB costs may differ significantly from actual results due to a number of factors, including changing economic conditions, withdrawal rates, participant life spans and changes in actual costs of healthcare. These differences may have a material effect on the amount of expenses we record for these costs. See “—Pension Plans” for a more complete description of the effect on our financial statements of the principal assumptions underlying our pension obligations.

Goodwill and Intangible Assets

Under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill and other intangible assets having indefinite useful lives are periodically tested for impairment and a charge is taken to the extent of any impairment. Under FAS 142, we are required to perform impairment tests at least annually, and we have elected to perform our annual impairment tests during the third quarter of each fiscal year. Impairment tests performed during the third quarter of 2002 and 2003 did not result in any impairment. We are also required to perform impairment tests whenever events or changes in circumstances indicate that the carrying value of goodwill or intangible assets may not be recoverable.

The acquisition of Motor Cargo was accounted for as a purchase transaction and the purchase price was allocated among tangible assets, intangible assets, and goodwill, in accordance with FASB Statement No. 141, “Business Combinations” and FAS 142. We believe that the allocation of the purchase price is fair and reasonable. Our statement of financial position as of December 31, 2002 and 2003 includes a non-amortizable intangible asset related to the Motor Cargo brand name of $3.0 million and goodwill of $13.2 million.

Initial Adoption of Accounting Policy

There were no significant accounting policies that were initially adopted in 2003, other than those required by new statements from the FASB, the SEC and related professional bodies that promulgate accounting principles and disclosure requirements. The recent accounting pronouncements are summarized under the caption “—Recent Accounting Pronouncements” and are included in Note 13 to our consolidated financial statements included under Item 8.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates and clarifies the disclosure requirements for loan guarantees and standby letters of credit, and clarifies the accounting recognition of an initial liability for the fair value (or market value) of obligations assumed under these types of guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements. We recorded a $0.8 million liability associated with our guarantee related to the South Holland, Illinois service center. This liability is being amortized over the life of the lease.

Environmental Matters

We generate and transport hazardous and nonhazardous materials and we are subject to Federal, state and local environmental laws and regulations. A liability of $725,000 has been accrued as of December 31, 2003 for future cleanup costs at all petroleum storage and hazardous substance release sites where our obligation is probable and where such costs can be reasonably estimated. We believe that we have adequately identified and estimated the ultimate share of costs at sites where we are alleged to be subject to joint and several liability. Future environmental obligations are not expected to have a material impact on our results of operations or financial condition.

We have been notified by the EPA that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) at three hazardous waste sites. Under CERCLA, we may be jointly and severally liable for all site remediation and expenses. We have investigated the nature and costs of potential response actions at these sites and our own involvement, alone and in relation to the involvement of other named potentially responsible parties, in waste disposal or waste generation at such sites. We have either resolved such liabilities through de minimis settlements or we have taken the position that our obligations with respect to all such sites not subject to settlement will involve immaterial monetary liability, though there can be no assurances in this regard. Furthermore, we believe we are in material compliance with all laws applicable to our operations and we are not aware of any situation or condition that we believe is likely to have a material adverse effect on our business, financial condition or results of operation.

Inflation

The primary commodity we use is fuel, and fuel costs are subject to regional, national, international and business cycle influences. In the past, we have been able to pass along significant and sustained increases in fuel cost to customers through a fuel surcharge. There is no guarantee that this will be possible in the future.

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

Recent Accounting Pronouncements

In December 2003, the FASB amended Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FAS 132”). FAS 132 was amended effective for fiscal years ending after December 15, 2003 and requires additional disclosures about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The amendments to FAS 132 do not change the measurement or recognition for these plans. The adoption of FAS 132, as amended, did not have an impact on our consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”). FAS 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The adoption of FAS 150 did not have an impact on our consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FASB Statement No. 133. The adoption of FAS 149 did not have a material impact on our consolidated financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires the consolidation of a variable interest entity when a company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the variable interest entity’s residual returns or both. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003. On October 8, 2003 the FASB issued FASB Staff Position No. FIN 46-6, which provided public entities an opportunity to delay implementation of FIN 46, for variable interest entities created prior to February 1, 2003. Since we restructured the agreement that gave rise to the variable interest entity prior to July 1, 2003 and subsequent to February 1, 2003, we cannot defer adoption. The adoption of FIN 46 had no material impact on our consolidated financial statements.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“FAS 148”). FAS 148 provides alternative methods of transition for voluntary changes to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements of existing authorities. We have elected to continue to follow Accounting Principles Board (“APB”) Opinion No. 25 and the disclosure requirements of FAS 123. Therefore, FAS 148 did not have an impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates and clarifies the disclosure requirements for loan guarantees and standby letters of credit and clarifies the accounting recognition of an initial liability for the fair value (or market value) of obligations assumed under these types of guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 caused us to record a guarantee that did not have a material effect on our consolidated financial statements. We recorded a $0.8 million liability associated with our guarantee related to the South Holland, Illinois service center (see Note 10 to our consolidated financial statements included under Item 8). This liability is being amortized over the life of the lease.

In June 2002, the FASB issued Statement No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. Under previously issued guidelines, a liability for an exit or disposal activity was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this accounting requirement will have no material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

When fuel costs exceed our planned levels, we seek to charge a portion of the higher cost to our customers through a fuel surcharge. While we have historically been able to offset significant increases in fuel prices through fuel surcharges, we cannot be certain that we will be able to do so in the future. The fuel surcharges we negotiate with our customers only apply when our fuel costs exceed specified levels. Accordingly, in order to protect against fluctuations in fuel prices that will not be covered by fuel surcharges, we have historically entered into fuel hedging arrangements. In the event we are not hedged, we are at risk to the extent that changes in the market price of fuel are not covered by our negotiated fuel surcharge arrangements. Alternatively, while the use of fuel hedging arrangements may provide us with protection from adverse fluctuations in fuel prices, by utilizing these arrangements we potentially forgo the benefits that might result from favorable fluctuations in fuel prices or, in some cases, we may incur hedging losses. Approximately 18% of our fuel consumption during the first three months of 2003 was hedged at an average of $0.58 per gallon, excluding taxes, transportation costs and regional pricing spreads. All hedging positions related to fuel expired on March 31, 2003, and were not renewed or replaced.

Item 8. Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Overnite Corporation

Richmond, Virginia

We have audited the accompanying consolidated statements of financial position of Overnite Corporation and subsidiaries (Overnite Holding, Inc. and subsidiaries prior to November 5, 2003) (Overnite Holding, Inc. being a wholly-owned subsidiary of Union Pacific Corporation prior to November 5, 2003) (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in common shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Overnite Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Richmond, Virginia

March 17, 2004

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2003	2002	2001
	(Thousands of Dollars, except per share data)
Operating Revenue	$1,475,463	$1,351,788	$1,161,913
Operating Expenses:
Salaries, wages and employee benefits	884,053	807,105	693,652
Supplies and expenses	124,887	101,985	97,645
Operating taxes	52,738	50,047	44,739
Claims and insurance	54,706	43,248	34,698
Rents and purchased transportation	157,513	145,274	115,014
Communication and utilities	20,937	20,696	19,849
Depreciation	57,169	58,526	47,619
Other	56,108	53,861	61,595

Total operating expenses	1,408,111	1,280,742	1,114,811

Operating Income	67,352	71,046	47,102
Other Income and Expense:
Interest income from Union Pacific Corporation	12,411	19,052	21,461
Interest expense	2,077	1,183	962
Other income	467	1,456	424

Income before Income Taxes	78,153	90,371	68,025
Income tax expense	31,294	1,582	26,524

Net Income	$46,859	$88,789	$41,501

Earnings per share:
Net income per share – basic	$1.70	$3.23	$1.51

Net income per share – diluted	$1.70	$3.23	$1.51

Number of shares – basic	27,540,715	27,500,000	27,500,000

Number of shares – diluted	27,548,086	27,500,000	27,500,000

The accompanying Notes are an integral part of these consolidated financial statements.

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of December 31,
	2003	2002
	(Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents	$11,068	$2,086
Accounts receivable (net of allowances of $14,848 in 2003 and $20,503 in 2002)	152,285	136,340
Income taxes receivable	—	25,381
Inventories	9,569	10,741
Advances to Union Pacific Corporation	—	163,173
Current deferred income tax asset	8,643	59,229
Other current assets	16,693	10,823

Total current assets	198,258	407,773

Properties:
Cost	1,009,443	975,902
Accumulated depreciation	(509,997)	(476,344)

Net properties	499,446	499,558

Other Assets:
Deferred income tax asset	81,126	72,048
Goodwill and intangible asset	16,232	16,232
Intangible pension asset	20,375	24,465
Other assets	15,293	10,616

Total assets	$830,730	$1,030,692

LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$34,268	$33,283
Interest payable	223	—
Employee savings plan	18,125	17,574
Accrued wages and benefits	60,646	55,977
Accrued casualty costs	48,488	40,621
Income and other taxes	10,151	9,280
Retiree benefit obligation	11,400	10,200
Current portion of long-term debt	12,500	—
Promissory note to Union Pacific Corporation	1,000	—
Other current liabilities	5,045	9,260

Total current liabilities	201,846	176,195

Non-current Liabilities:
Long-term debt, less current portion	115,500	—
Accrued casualty costs	23,450	23,450
Retiree benefits obligation	107,817	199,669
Other liabilities	1,049	297

Total non-current liabilities	247,816	223,416

Commitments and contingencies

Common Shareholders’ Equity:
Common stock, $0.01 par value authorized 150,000,000 shares; issued and outstanding: 27,913,720 shares at December 31, 2003 and 27,500,000 shares at December 31, 2002	279	275
Paid-in surplus	1,275,415	1,241,912
Accumulated deficit	(843,911)	(527,715)
Unearned deferred compensation	(2,745)	—
Accumulated other comprehensive loss	(47,970)	(83,391)

Total common shareholders’ equity	381,068	631,081

Total liabilities and common shareholders’ equity	$830,730	$1,030,692

The accompanying Notes are an integral part of these consolidated financial statements.

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2003	2002	2001
	(Thousands of Dollars)
Operating Activities:
Net income	$46,859	$88,789	$41,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57,169	58,526	47,619
Provision for doubtful accounts	6,128	11,686	11,785
Deferred income taxes	18,546	(22,685)	1,622
Change in retiree obligations, net	(29,631)	(99,383)	15,780
Non cash stock compensation	5,908	—	—
Other, net	2,970	886	5,139
Changes in current assets and liabilities, net	12,629	(31,207)	10,348

Cash provided by operating activities	120,578	6,612	133,794

Investing Activities:
Capital investments	(57,874)	(64,565)	(38,656)
Purchase of Motor Cargo Industries, Inc., net of cash acquired	—	(542)	(81,038)
Proceeds from sale of assets	974	7,948	1,516

Cash used in investing activities	(56,900)	(57,159)	(118,178)

Financing Activities:
Cash overdraft	(3,068)	3,023	(10,214)
Proceeds from debt	128,000	—	—
Deferred finance costs paid	(4,746)	—	—
Dividends paid	(140,000)	(16,000)	(16,000)
Advances (to) from Union Pacific Corporation, net	(34,882)	56,271	19,352

Cash (used in) provided by financing activities	(54,696)	43,294	(6,862)

Net Change in Cash:	8,982	(7,253)	8,754
Cash at beginning of year	2,086	9,339	585

Cash at end of year	$11,068	$2,086	$9,339

Changes in Current Assets and Liabilities, net:
Accounts receivable	$(22,073)	$(17,408)	$11,755
Income taxes receivable	25,381	(22,013)	(3,812)
Inventories	1,172	(708)	(1,444)
Other current assets	(5,870)	(445)	(362)
Accounts, wages and benefits payable	8,722	5,098	7,356
Interest payable	223	—	—
Employee savings plan	551	4,253	2,177
Other current liabilities	(4,215)	(8,452)	(6,391)
Income and other taxes payable	871	(2,142)	(538)
Accrued casualty costs	7,867	10,610	1,607

Total	$12,629	$(31,207)	$10,348

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$1,742	$1,131	$812
Income taxes, net	(18,452)	48,242	26,966
Non-cash transactions:
Dividends paid	$223,055	$—	$—
Promissory note issued as part of Divestiture Transaction	1,000	—	—

The accompanying Notes are an integral part of these consolidated financial statements.

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Paid-in Surplus	Accumulated Deficit	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)			Total
						Derivative Adjustment	Minimum Pension Liability	Total
	(Thousands of Dollars)
Balance, January 1, 2001	27,500,000	$275	$1,241,912	$(626,005)	$—	$—	$—	$—	$616,182

Net income				41,501					41,501
Other comprehensive loss, net of income taxes of $64						(104)		(104)	(104)

Comprehensive income									41,397
Dividends declared				(16,000)					(16,000)

Balance, December 31, 2001	27,500,000	$275	1,241,912	(600,504)	—	(104)	—	(104)	641,579

Net income				88,789					88,789
Other comprehensive income (loss), net of income taxes of $51,674						591	(83,878)	(83,287)	(83,287)

Comprehensive income									5,502
Dividends declared				(16,000)					(16,000)

Balance, December 31, 2002	27,500,000	$275	1,241,912	(527,715)	—	487	(83,878)	(83,391)	631,081

Deferred tax asset increase resulting from change in tax basis of assets			24,854						24,854
Issuance of stock	413,720	4	8,649		(2,745)				5,908
Net income				46,859					46,859
Other comprehensive income (loss), net of income taxes of $21,023						(487)	35,908	35,421	35,421

Comprehensive income									82,280
Dividends declared				(363,055)					(363,055)

Balance, December 31, 2003	27,913,720	$279	1,275,415	$(843,911)	$(2,745)	$—	$(47,970)	$(47,970)	$381,068

The accompanying Notes are an integral part of these consolidated financial statements.

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

Overnite Corporation (the “Company”), through its primary operating subsidiaries, is a leading predominantly non-union provider of less than truckload (“LTL”) transportation service, offering a full spectrum of regional, inter-regional and long-haul services nationwide. The Company serves a diverse customer base through a network of 207 service centers located near metropolitan centers. The Company operates through two principal subsidiary companies, Overnite Transportation Company (“Overnite Transportation”) and Motor Cargo Industries, Inc. (“Motor Cargo”). Overnite Transportation operates on a nationwide basis and Motor Cargo operates primarily in the Western United States and Canada.

From 1986 through November 4, 2003, Overnite Holding, Inc. (“Overnite Holding”) was a wholly-owned subsidiary of Union Pacific Corporation (“Union Pacific”). On November 5, 2003, Union Pacific completed the divestiture of its entire interest in Overnite Holding through an initial public offering. In order to facilitate the offering, immediately prior to the consummation of the offering, the Company acquired from Union Pacific all of the outstanding common stock of Overnite Holding. In exchange, the Company issued to Union Pacific (1) 27.5 million shares of its common stock, which represented all of the outstanding shares of the Company’s common stock upon consummation of the transaction, and (2) a $1.0 million promissory note to be payable six months following the date of consummation of the transaction. In addition, subsequent to this transaction but immediately prior to the consummation of the offering, Overnite Holding paid to Union Pacific a dividend consisting of $128.0 million in cash and the forgiveness of the net intercompany advances to Union Pacific as of the date of the transaction, which amounted to $222.1 million on that date. This series of transactions is referred to as the “Divestiture Transaction.”

The Divestiture Transaction was structured so that the Company and Union Pacific could make elections under Section 338(h)(10) of the Internal Revenue Code. Such elections allow the Company, for U.S. Federal and certain state income tax purposes, to adjust the tax basis of assets to reflect their value at the date of the Divestiture Transaction. Section 338(h)(10) elections will be made for Overnite Holding, Inc. and its subsidiaries Overnite, Inc. (a wholly-owned subsidiary of Overnite Holding), and Overnite Transportation Company but not for Motor Cargo. A deferred tax asset was recorded to reflect the excess of net tax basis of assets and liabilities over the net book basis of assets and liabilities for the entities subject to the Section 338(h)(10) elections. The deferred tax balances recorded for Motor Cargo were not affected by the Divestiture Transaction.

Concurrent with the Divestiture Transaction, Overnite Corporation and Overnite Transportation Company entered into a $300 million Credit Agreement with a syndicate of lenders. A total of $128.0 million was drawn immediately to pay the cash dividend described in the second preceding paragraph above. In connection with the Divestiture Transaction, financial guarantees previously provided by Union Pacific in connection with a leased service center located in South Holland, Illinois (see Note 10, below) were replaced by a financial guarantee provided by Overnite Corporation.

Following the Divestiture Transaction, Overnite Holding, Inc. became a direct wholly-owned subsidiary of Overnite Corporation and Overnite Transportation Company and Motor Cargo Industries, Inc. became indirect wholly-owned subsidiaries of Overnite Corporation. Union Pacific sold 100% of the shares of common stock of Overnite Corporation that it received in the Divestiture Transaction in the initial public offering.

Financial results for the year ended December 31, 2003 include Overnite Holding, Inc. prior to November 5, 2003. As a result, net income for periods prior to November 5, 2003 includes interest income from Union Pacific and does not include incremental costs incurred because we are not part of Union Pacific. Net income for the period after November 5, 2003 has been impacted by the incremental stand-alone costs and the loss of interest income.

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Summary of Significant Accounting Policies

A summary of significant accounting policies consistently applied in the preparation of the accompanying Consolidated Financial Statements follows:

Principles of consolidation

The consolidated financial statements include the accounts of Overnite Corporation and its wholly-owned subsidiary, Overnite Holding, Inc, which includes the consolidated financial results of Overnite, Inc., Overnite Transportation and Motor Cargo. The Company, through Union Pacific, acquired 99.7% of the outstanding stock of Motor Cargo on November 30, 2001, and, therefore, the Company’s results of operations and cash flows include Motor Cargo for all of 2003 and 2002 and the period November 30 to December 31, 2001. The acquisition was completed on February 14, 2002, at which time the remaining 0.3% of the outstanding stock of Motor Cargo was acquired.

Use of estimates

The consolidated financial statements of the Company include estimates and assumptions regarding certain assets, liabilities, revenue and expenses and the disclosure of certain contingent assets and liabilities. Actual future results may differ from such estimates. Significant estimates relate to revenue recognition, claims and insurance accruals, health care accruals, pension and other postemployment benefits accruals, and the valuation of or recoverability of goodwill and intangible assets.

Cash and cash equivalents

The Company considers all highly liquid investments with an original purchased maturity of three months or less to be cash equivalents. Cash overdraft positions are classified as a current liability.

Concentration of credit risk

The Company sells services and extends credit based on an evaluation of the customer’s financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Inventories

Inventories consist of materials and supplies, principally fuel, tires and equipment parts, carried at the lower of average cost or market.

Properties and depreciation

Properties are carried at cost. Provisions for depreciation are computed principally on the straight-line method based on estimated service lives of depreciable property. Service lives range from 10 to 40 years for buildings and improvements, six to 20 years for revenue equipment, five years for technology equipment and software, and five to 10 years for other transportation property. Gains or losses from asset sales are recognized in the year of disposal.

Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment. Replacement tires are expensed when placed in service.

The cost of significant purchased software is capitalized and amortized over a five-year period. An obsolescence review of capitalized software is performed on a periodic basis.

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maintenance and repairs, which do not materially add to the value of the property or appreciably prolong its useful life, are charged to expense as incurred.

Goodwill and intangible assets

As a result of the acquisition of Motor Cargo, the Company recognized $13.2 million in goodwill and $3.0 million in non-amortizable intangible assets. The initial valuation of intangible assets and the valuation of tangible property were determined by the Company with the assistance of independent appraisers (see also Note 2). Goodwill and intangible assets are tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Company performed the required annual impairment testing at September 30, 2003 on goodwill and intangible assets resulting from the Motor Cargo acquisition, which was based on Motor Cargo’s results of operations and fair value. There was no indication of impairment with respect to goodwill or intangible assets for the year ended December 31, 2003. The adoption of Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets,” had no effect on the Company’s Consolidated Financial Statements since the Company had no goodwill or intangible assets at the time of the adoption of the standard (see also Note 2).

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value. During 2003 and 2001 there were no impairment losses. During 2002, the Company’s impairment review resulted in an immaterial charge against income.

Revenue and expense recognition

Operating revenue is recognized in accordance with Emerging Issues Task Force 91-9, “Revenue and Expense Recognition for Freight Services in Process.” For transactions where we are the sole service provider, we use the percentage of completion method, based upon average transit time to recognize revenue. Expenses related to operating revenue are recognized as incurred.

We periodically contract with third party carriers to perform transportation services for our customers. When we are the primary obligor for these services, i.e. we are responsible for pricing, loss or damage and credit risk, we record revenue gross for the entire amount billed to the customer, and operating expenses for amount paid to the third party carriers in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” When we are not the primary obligor for these transportation services, we record revenue net of the amounts paid to third party carriers. Completed but unpaid interline obligations are accrued for in the month in which the shipment was made.

Financial instruments

The carrying value of the Company’s non-derivative financial instruments approximates fair value. The fair value of financial instruments is generally determined by reference to market values as quoted by recognized dealers or developed based upon the present value of expected future cash flows.

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company periodically uses derivative financial instruments to manage risk related to changes in fuel prices. The Company does not enter into financial instruments for trading or speculative purposes. The Company does not currently have any fuel price hedges outstanding.

Casualty cost liabilities

At December 31, 2003 and 2002, the Company’s self-insured retention for workers’ compensation is $1.0 million per claim; for cargo damage claims, $1.0 million per claim; for automobile liability, $5.0 million per claim; and for general liability, $250,000 per claim. At December 31, 2003, these self-insured retention arrangements were secured by $54.7 million in letters of credit which were unused.

The Company estimates and accrues a liability for its share of final settlements using all available information including the services of third-party insurance claims administrators and actuaries to assist in establishing appropriate levels of reserve for each occurrence, based on the facts and circumstances and the Company’s history with respect to such claims. Expense depends upon actual loss experience and changes in estimates of future settlement amounts which have not been fully resolved. The Company provides for adverse loss developments in the period when new information becomes available.

Pension and postretirement benefits

The Company incurs certain employment-related expenses associated with pensions and postretirement benefits. In order to measure the expense associated with these benefits, management must make various estimates including discount rates used to value certain liabilities, assumed rates of return on plan assets used to fund these expenses, compensation increases, employee turnover rates, anticipated mortality rates and expected future health care costs.

The estimates used by management are based on the Company’s historical experience as well as current facts and circumstances. The Company uses third-party actuaries to assist management in properly measuring the expense associated with these benefits. Actual results that vary from the previously mentioned assumptions could have a material impact on the consolidated financial statements.

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

Through the date of the Divestiture Transaction, the Company participated in Union Pacific’s stock-based employee compensation plans and subsequent to the Divestiture Transaction the Company established its own stock-based compensation plans. These plans are described more fully in Note 9. The Company applies the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. No stock-based employee compensation expense related to stock option grants is reflected in net income, as all options granted under Union Pacific’s plans and the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based employee compensation expense related to restricted stock and other incentive plans is reflected in net income. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	2003	2002	2001
	(Thousands of Dollars, except per share data)
Net income as reported	$46,859	$88,789	$41,501
Stock-based employee compensation expense included in reported net income, net of tax	10,342	2,383	1,717
Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(12,256)	(4,087)	(2,721)

Pro forma net income	$44,945	$87,085	$40,497

Pro forma net income per share – basic	$1.63	$3.17	$1.47

Pro forma net income per share – diluted	$1.63	$3.17	$1.47

Earnings Per Share

The following table presents information necessary to calculate basic and diluted earnings per share and common equivalent shares:

	2003	2002	2001
Weighted average shares outstanding – basic	27,540,715	27,500,000	27,500,000
Common stock equivalents	7,371	—	—

Weighted average shares outstanding – diluted	27,548,086	27,500,000	27,500,000

Weighted average shares outstanding – basic and weighted average shares outstanding – diluted treat the 27,500,000 shares issued resulting from the Divestiture Transaction as being outstanding for all the years presented. Net income per share – diluted treat the 413,720 shares and 340,000 options granted following the Divestiture Transaction as being outstanding from the grant date of November 5, 2003 to December 31, 2003.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year presentation.

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2. Motor Cargo Acquisition

On November 30, 2001, Union Pacific acquired 99.7% of the outstanding stock of Motor Cargo by tender offer, pursuant to an Agreement and Plan of Merger. Union Pacific offered to exchange for each share of Motor Cargo common stock, no par value per share at the election of the holder, either 0.26 shares of Union Pacific common stock, par value $2.50 per share, or $12.10 in cash. The acquisition was completed on February 14, 2002.

The purchase price, including acquisition costs and assumed liabilities, was approximately $90.5 million. Fair value adjustments increased the recorded value of land by $6.7 million and buildings and improvements by $4.1 million. Fair value adjustments increased the recorded value of the pension obligations by $1.7 million and deferred tax liabilities by $4.9 million. The Company recorded goodwill in the amount of $13.2 million and an indefinite-lived intangible asset related to the Motor Cargo brand name in the amount of $3.0 million. Overnite’s financial results for 2001 include only one month of results for Motor Cargo. The preliminary estimate of goodwill as of December 31, 2001 of $13.9 million was adjusted during 2002 as information relating to the fair value of assets and liabilities was determined with the assistance of independent appraisers and actuaries.

Note 3. Nature of Operations

Operating Segments

The Company uses the “management approach” to determine reportable segments. This approach focuses on financial information that management uses to make decisions about operations, investment, and deployment of human resources. Management uses operating revenue, operating income and operating statistics compared to budgets and prior period results to evaluate performance.

All operations of the Company experience intense service and price competition from both regional and national motor carriers. Beginning with the acquisition of Motor Cargo, the Company operated in two reportable segments: Overnite Transportation and Motor Cargo. These are separate legal entities that are managed from an operations perspective separately, and each has retained its own marketing identity and human resource policies.

No single customer or group of affiliated customers accounted for 10% or more of consolidated operating revenue. Consolidated operating revenue from shipments with a destination outside the United States amounted to $40.0 million in 2003, $31.1 million in 2002 and $19.7 million in 2001.

Overnite Transportation

Operations

The Overnite Transportation segment includes the LTL and closely related truckload operations of Overnite Transportation, operating as a regional carrier with long-haul capabilities, with a network of 171 service centers throughout the United States. This segment serves all 50 states, Canada, Puerto Rico, Guam, the U.S. Virgin Islands and Mexico and transports a variety of products, including machinery, textiles, plastics, electronics and paper products.

Employees

During 2002, Overnite Transportation continued to oppose the efforts of the International Brotherhood of Teamsters (“Teamsters”) to unionize Overnite Transportation service centers. On February 11, 2002, the United States Court of Appeals for the Fourth Circuit, sitting as a full panel, refused to enforce four bargaining orders issued by the National Labor Relations Board (“NLRB”) that would have required Overnite Transportation to bargain with the Teamsters, even though the Teamsters lost secret ballot elections. Subsequently, the NLRB moved for a judgment against itself on seven other bargaining orders it had issued, and the Fourth Circuit entered that judgment.

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 11, 2002, the NLRB’s General Counsel dismissed a charge the Teamsters had filed in August 2001 alleging that Overnite Transportation had been bargaining in bad faith. The Teamsters union called a nationwide strike against Overnite Transportation on October 24, 1999. The Teamsters ended the strike on October 24, 2002 by making an unconditional offer on behalf of the remaining strikers to return to work. At that time, there were approximately 300 remaining strikers, of which approximately 100 returned to work. The Teamsters ended their strike without obtaining any contract or concessions from the Company.

Between late 1994 and July 2002, the Teamsters were certified and recognized to represent employees at 26 Overnite Transportation service centers. Since July 2002, employees at 24 of the 26 represented service centers have voted to end representation by the Teamsters. The Teamsters also withdrew from representing the employees at the two other service centers. As a result of the decertifications and the Company’s successful resolution of the Teamsters’ strike, the Teamsters’ campaign to organize the Company’s employees has ended at this time. The Teamsters represent none of the 12,542 employees of this business segment

Motor Cargo

Operations

Motor Cargo is a regional LTL carrier operating through 36 service centers, providing transportation services within the Western United States and Canada, transporting a variety of products, including consumer goods, packaged foodstuffs, electronics, apparel, hardware and industrial goods. Motor Cargo also provides warehousing and logistics services.

Employees

Employees at two Motor Cargo service centers located in North Salt Lake, Utah and Reno, Nevada, representing approximately 11% of Motor Cargo’s total work force of 1,667 employees, or approximately 1% of our total Overnite employees, are covered by two separate collective bargaining agreements with unions affiliated with the Teamsters. At a decertification election held on October 23 and 24, 2003, employees at Motor Cargo’s Reno service center voted to retain the Teamsters as their collective bargaining representative. Although the agreements cover most of the employees at these two facilities, less than half of these covered employees are actual members of unions. The two agreements exclude any pension requirements and while both include health care coverage, only the contract at Reno requires the employees to be included.

The following tables reflect asset information as of December 31, 2003 and 2002, and capital expenditures and depreciation expense for the twelve-month periods ended December 31, 2003, 2002 and 2001.

	2003	2002
	(Thousands of Dollars)
Assets:
Overnite Transportation	$710,752	$916,402
Motor Cargo	119,978	114,290

Consolidated	$830,730	$1,030,692

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2003	2002	2001(1)
	(Thousands of Dollars)
Capital Expenditures:
Overnite Transportation	$49,231	$54,567	$37,455
Motor Cargo	8,643	9,998	1,201

Consolidated	$57,874	$64,565	$38,656

Depreciation Expense:
Overnite Transportation	$48,865	$49,015	$46,825
Motor Cargo	8,304	9,511	794

Consolidated	$57,169	$58,526	$47,619

(1)	The segment information for 2001 reflects only one month of activity for Motor Cargo.

The following table reflects operating segment information of the Company, as well as a reconciliation of segment information to the Company’s consolidated operating revenue, operating income and net income for the years ended December 31, 2003, 2002 and 2001:

	2003(1)	2002	2001(2)
	(Thousands of Dollars)
Operating Revenue:
Overnite Transportation	$1,315,406	$1,208,154	$1,151,749
Motor Cargo	160,057	143,634	10,164

Consolidated	$1,475,463	$1,351,788	$1,161,913

Operating Income:
Overnite Transportation	$58,833	$61,095	$46,710
Motor Cargo	8,519	9,951	392

Consolidated	$67,352	$71,046	$47,102

Net Income:
Overnite Transportation	$41,311	$82,535	$41,263
Motor Cargo	5,548	6,254	238

Consolidated	$46,859	$88,789	$41,501

(1)	Financial results for the year ended December 31, 2003 include Overnite Holding, Inc. prior to November 5, 2003. As a result, net income for periods prior to November 5, 2003 includes interest income from Union Pacific and does not include incremental costs incurred because we are not part of Union Pacific. Net income for the period after November 5, 2003 has been impacted by the incremental stand-alone costs and the loss of interest income.
(2)	The segment information for 2001 reflects only one month of activity for Motor Cargo.

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Properties

The major property accounts at cost at December 31, 2003 and 2002 were as follows:

	2003	2002
	(Thousands of Dollars)
Land	$86,841	$82,195
Buildings and improvements	268,224	258,175
Revenue equipment	523,993	508,636
Technology equipment and software	56,162	56,362
Other transportation property	74,223	70,534

Total	$1,009,443	$975,902

The major accumulated depreciation accounts at December 31, 2003 and 2002 were as follows:

	2003	2002
	(Thousands of Dollars)
Buildings and improvements	$122,884	$112,684
Revenue equipment	294,997	272,593
Technology equipment and software	39,330	41,379
Other transportation property	52,786	49,688

Total	$509,997	$476,344

Note 5. Leases

The Company leases certain equipment and other property. Future minimum lease payments for operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003 were as follows:

2003
(Thousands of Dollars)
2004	$15,941
2005	12,689
2006	8,781
2007	5,035
2008	3,922
Later years	4,967

Total minimum payments	$51,335

Rent expense for operating leases with terms exceeding one month were $20.4 million, $19.2 million and $14.1 million in 2003, 2002 and 2001, respectively.

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Income Taxes

For tax periods beginning after the Divestiture Transaction date of November 5, 2003, the Company will file a consolidated income tax return for the Company and its subsidiaries. Prior to the Divestiture Transaction, the Company was included in the consolidated income tax return of Union Pacific and its subsidiaries. The consolidated income tax liability was allocated among Union Pacific and its subsidiaries on the basis of their separate contributions to the consolidated income tax liability, with the benefit of tax losses and credits utilized in consolidation allocated to the individual company generating such losses and credits.

The Divestiture Transaction was structured so that the Company and Union Pacific could make elections under Section 338(h)(10) of the Internal Revenue Code. Such elections allow the Company, for U.S. Federal and certain state income tax purposes, to adjust the tax basis of assets to reflect their value at the date of the Divestiture Transaction. Section 338(h)(10) elections will be made for Overnite Holding, Inc. and its subsidiaries Overnite, Inc., and Overnite Transportation Company but not for Motor Cargo. A deferred tax asset was recorded to reflect the excess of net tax basis of assets and liabilities over the net book basis of assets and liabilities for the entities subject to the Section 338(h)(10) elections. The deferred tax balances recorded for Motor Cargo were not affected by the Divestiture Transaction.

In conjunction with the Divestiture Transaction, the Company entered into a tax allocation agreement with Union Pacific which provides that Union Pacific assumes the Company’s federal and unitary state income tax liabilities and benefits for all tax periods ending on or prior to the Divestiture Transaction closing date or November 5, 2003. As a result of the Divestiture Transaction and the tax allocation agreement entered into with Union Pacific, certain adjustments were made to paid-in-surplus. A net increase of $24.9 million was recorded to properly reflect the Company’s deferred tax position as a result of the adjustment to tax basis as provided under Section 338(h)(10) and the adjustment necessary to reflect Union Pacific’s assumption of federal and unitary state income tax liabilities and benefits for all periods ending on or prior to November 5, 2003.

During 2002, the Company made a payment of $35 million to Union Pacific in full satisfaction of the Company’s federal and certain state income tax liabilities for tax years 1986 through 1989 under a tax allocation agreement between Union Pacific and the Company. This liability was accrued for as of December 31, 2001. The payment of this liability resulted in a $35 million increase in the Company’s overall deferred tax asset in 2002.

Components of income tax expense for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
	(Thousands of Dollars)
Current
Federal	$7,371	$24,178	$21,116
State	5,377	89	3,786

Total current	12,748	24,267	24,902

Deferred
Federal	18,765	(22,780)	2,061
State	(219)	95	(439)

Total deferred	18,546	(22,685)	1,622

Total	$31,294	$1,582	$26,524

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets (liabilities) were comprised of the following at December 31, 2003 and 2002:

	2003	2002
	(Thousands of Dollars)
Current liabilities	$6,070	$48,828
Tax deductible intangible asset	2,573	5,532
Other	—	4,869

Current deferred tax asset	8,643	59,229

Tax deductible intangible asset	—	79,136
Noncurrent liabilities	99,933	70,076
Other	—	2,055

Noncurrent deferred tax asset	99,933	151,267

Noncurrent liability – tax over book depreciation	(18,807)	(79,219)

Net noncurrent deferred tax asset	81,126	72,048

Total net deferred tax asset	$89,769	$131,277

At December 31, 2002, the Company had a valuation allowance related to the realization of state net operating loss carryforwards. As a result of the Section 338(h)(10) elections related to the Divestiture Transaction, the tax attributes of the Company and the related valuation allowance were eliminated.

The Company believes it will realize all of its deferred tax assets.

A reconciliation between the statutory and effective tax rates for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Statutory tax rate	35.0%	35.0%	35.0%
State taxes—net of federal benefit	4.2	0.1	3.2
Non-deductible expenses	0.8	0.7	0.8
Tax-deductible intangibles	—	(34.0)	—

Effective tax rate	40.0%	1.8%	39.0%

During 2002, the Company substantially resolved all of the Company’s federal tax issues relating to 1990 through 1994, as well as some issues for 1995 through 1998. Part of this resolution permitted a portion of Union Pacific’s acquisition costs related to its 1986 acquisition of Overnite Transportation to become tax deductible, resulting in a decrease in the Company’s income tax expense of $33.7 million.

The Company believes it has adequately provided for federal and state income taxes.

Note 7. Long-term Debt

Long-term debt at December 31, 2003 consisted of $128 million outstanding under the Credit Agreement entered into at the time of the Divestiture Transaction. The Credit Agreement provides for total borrowings of $300 million, consisting of a term loan of $125 million and a revolving loan of $175 million, of which up to a maximum of $150 million is available for the issuance of letters of credit. The $125 million of borrowings under

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the term loan were used to pay a portion of the cash dividend to Union Pacific in connection with the Divestiture Transaction. The remaining $3 million portion of the cash dividend was funded with the initial borrowing under the revolving loan facility. The remaining availability under the revolving loan facility can be used for working capital, capital expenditures, general corporate purposes and to support letters of credit. The terms of the Credit Agreement also provide for an increase, at our option, in the aggregate commitments under the facility from $300 million to $350 million, either by adding additional lenders or by agreeing with existing lenders to increase their commitments. Each of the term loan and the revolving loan facility has a maturity date of November 5, 2008.

Borrowings under the term loan and the revolving loan facility bear interest, at the Company’s option, at either adjusted LIBOR or the alternate base rate, plus a spread based upon our credit rating. The effective interest rate at December 31, 2003 was 2.67%. For the two months in which the bank credit facility was effective in 2003, the average interest rate was 2.7%. Outstanding letters of credit to be issued under the revolving loan facility will be subject to an annual fee equal to the applicable spread over adjusted LIBOR for revolving loans. Letters of credit outstanding were $40.4 million at December 31, 2003. The Company is also required to pay administrative fees, commitment fees, letter of credit issuance and administration fees and certain expenses, and to provide certain indemnities, all of which the Company believes to be customary for financings of this type.

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. Specifically, the Credit Agreement contains financial covenants regarding maximum leverage ratios, a minimum fixed charge coverage ratio and a minimum asset coverage ratio. Overnite Transportation is the borrower under the Credit Agreement. Obligations under the Credit Agreement are guaranteed by Overnite and certain of our domestic subsidiaries, including Motor Cargo, and are secured by a first-priority lien on and security interest in all of the capital stock of Overnite Holding, Overnite, Inc. and Overnite Transportation, as well as all of the capital stock held by Overnite Transportation and any guarantor under the Credit Agreement.

The Company’s long-term debt at December 31, 2003 consists of:

2003
(Thousands of Dollars)
Term Loan	$125,000
Revolving Loan	3,000

Total Debt	128,000
Current maturity	12,500

Total long-term debt	$115,500

Payments required under the Credit Agreement (in thousands of dollars) for the next five years are as follows:

Year
2004	$12,500
2005	12,500
2006	18,750
2007	31,250
2008	53,000

Total	$128,000

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Retirement Plans

Benefit Summary—The Company provides defined benefit pension plans for eligible employees of Overnite Transportation and Motor Cargo. Overnite Transportation maintains both qualified and non-qualified (supplemental) pension plans, two defined contribution plans (thrift plans) and a postretirement health and life insurance plan for eligible employees. Motor Cargo provides a qualified defined benefit retirement income plan and a defined contribution plan (thrift plan) to eligible employees.

Funding and Benefit Payments—At Overnite Transportation, the qualified and non-qualified pension benefits are based on years of service and the highest compensation during any five consecutive calendar years of employment. These plans cover substantially all Overnite Transportation employees. Employees are vested after five years of service, or at age 65. The qualified plans are funded based on the Projected Unit Credit actuarial funding method and are funded at not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. Overnite Transportation provides two thrift plans under which employees are eligible to defer a portion of their compensation and currently matches 50% of employee deferrals up to 7% of employee compensation, for a maximum match of 3.5%. Employees are eligible to participate at date of hire, and Company-matching contributions begin after one year of service. Employees vest completely and immediately with the initial company matching contribution. The plan includes a provision whereby the achievement of certain financial targets could result in the matching contributions increasing to 75% or 100% of employee contributions, up to 7%. Overnite Transportation matching contributions were approximately $9.9 million, $9.5 million and $9.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Overnite Transportation also provides medical and life insurance benefits on a cost-sharing basis for qualifying retired employees. These costs are funded as incurred.

Motor Cargo provides a defined benefit pension plan covering substantially all of its employees. The benefits are based on years and hours of service. A participant is fully vested after five years of service. Motor Cargo also provides a thrift plan for its employees. Employees of Motor Cargo who have completed six months of service are eligible to participate in the plan. Under the plan, Motor Cargo employees are allowed to make contributions of between one to 15% of their annual compensation, and Motor Cargo matches 25% of deferrals, up to six percent of the employee’s annual compensation, with discretionary increases based on the attainment of income targets each year. Participants become fully vested in the Company matching contributions after seven years of service. Motor Cargo matching contributions were approximately $515,000 and $640,000 for the years ended December 31, 2003 and 2002, respectively. There was no matching contribution for the one-month period ended December 31, 2001.

The following illustrates the change in the Company’s projected benefit obligation, measured at December 31, for the years ended December 31, 2003 and 2002:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
	(Thousands of Dollars)
Net benefit obligation at beginning of year	$779,445	$667,970	$96,153	$82,984
Service cost	32,917	28,664	3,686	3,221
Interest cost	51,712	48,294	5,575	6,079
Plan amendments	—	29	—	—
Actuarial loss	29,321	64,953	10,476	13,110
Gross benefits paid	(33,343)	(30,465)	(8,358)	(9,241)

Net benefit obligation at end of year	$860,052	$779,445	$107,532	$96,153

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the Company’s benefit plan assets, measured at December 31, are summarized as follows for the years ended December 31, 2003 and 2002:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
	(Thousands of Dollars)
Fair value of plan assets at beginning of year	$571,245	$527,726	$—	$—
Actual return on plan assets	141,496	(52,555)	—	—
Employer contributions	62,199	126,539	8,358	9,241
Gross benefits paid	(33,343)	(30,465)	(8,358)	(9,241)

Fair value of plan assets at end of year	$741,597	$571,245	$—	$—

The components of funded status of the benefit plans, measured at December 31, for the years December 31, 2003 and 2002 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
	(Thousands of Dollars)
Funded status at end of year	$(118,455)	$(208,200)	$(107,532)	$(96,153)
Unrecognized net actuarial loss	144,288	197,227	41,853	33,158
Unrecognized prior service cost (benefit)	20,635	25,479	(707)	(1,061)

Net amount recognized at end of year	$46,468	$14,506	$(66,386)	$(64,056)

At December 31, 2003 and 2002, $11.4 million and $10.2 million, respectively, of the total pension and other postretirement liability was classified as a current liability.

The Company reduced its assumed rate of return on pension plan assets during 2003, from 9% to 8%. This assumption change resulted in an increase to 2003 pension expense of $7.4 million. During 2003, actual asset returns for the Company’s pension plans were 24.2%. The actual return on pension plan assets was approximately negative 10% in 2002. During 2003 and 2002, corporate bond yields, which are used in determining the discount rate for future pension obligations, continued to decline. As a result of the declining bond yields and actual asset returns that were less than the assumed rate in the period 2000 to 2002, the Company was required to recognize an additional minimum pension liability in 2002. The additional minimum pension liability was recorded as an $83.9 million (after-tax) reduction to shareholders’ equity as part of accumulated other comprehensive income. We also recorded an intangible asset of $24.5 million related to the additional minimum pension liability. In 2003, $35.9 million, (after-tax) was restored to shareholders’ equity primarily as a result of the asset returns described above.

The decline in interest rates and asset returns have significantly affected the funded status of the Company’s pension plans. Although no minimum funding was required in 2003 or 2002 for Overnite Transportation’s pension plans, the Company voluntarily contributed $60.1 million to the Overnite Transportation pension plan during 2003 and $125.0 million in 2002. Motor Cargo made contributions to its pension plan totaling $2.1 million during 2003 which included $1.4 million of voluntary contributions and $1.5 million in 2002. Future contributions are dependent on asset returns, current discount rates and a number of other factors, such as

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee demographics and pension plan provisions. We expect to make contributions to our pension plans of $30 million in 2004 and approximately $45 million per year thereafter to help manage any potential required funding in the future.

Amounts recognized for the benefit plan liabilities in the consolidated statements of financial position for December 31, 2003 and 2002 consisted of:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
	(Thousands of Dollars)
Prepaid benefit cost	$46,468	$14,506	$—	$—
Accrued benefit cost	—	—	(66,386)	(64,056)
Additional minimum liability	(99,299)	(160,319)	—	—
Intangible asset	20,375	24,465	—	—
Accumulated other comprehensive income	78,924	135,854	—	—

Net asset (liability) recognized at end of year	$46,468	$14,506	$(66,386)	$(64,056)

The Company’s projected benefit obligation, accumulated benefit obligation and fair value of plan assets related to the pension plans as of December 31, 2003 and 2002 were as follows:

	2003	2002
	(Thousands of Dollars)
Projected benefit obligation	$860,052	$779,445

Accumulated benefit obligation	$794,428	$717,058
Fair value of plan assets	741,597	571,245

Unfunded accumulated benefit obligation	$52,831	$145,813

The components of the Company’s net periodic pension and other postretirement benefit cost for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
	(Thousands of Dollars)
Service cost	$32,917	$28,664	$25,647	$3,686	$3,221	$3,020
Interest cost	51,712	48,294	44,271	5,575	6,079	5,827
Expected return on assets	(59,318)	(55,698)	(57,828)	—	—	—
Amortization of:
Transition asset	—	—	(2,093)	—	—	—
Prior service cost (credit)	4,844	4,844	5,063	(354)	(354)	(354)
Actuarial loss (gain)	83	(27)	(4,027)	1,781	1,384	1,250

Total net periodic benefit cost	$30,238	$26,077	$11,033	$10,688	$10,330	$9,743

The (decrease) increase in the minimum pension liability, before tax, included in other comprehensive income as of December 31, 2003 and 2002 was as follows:

	2003	2002
	(Thousands of dollars)
(Decrease) increase in minimum pension liability included in other comprehensive income	$(56,930)	$135,854

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average actuarial assumptions used to determine benefit obligations and net periodic benefit cost for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	6.50%	6.75%	7.25%	6.50%	6.75%	7.25%
Rate of compensation increase	3.50	3.75	4.25	3.50	3.75	4.25
Expected return on plan assets	8.00	9.00	10.00	N/A	N/A	N/A

The assumed health care cost trend rates at December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Health care cost trend rate assumed for next year	13.00%	10.00%	7.40%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00	5.00	5.50
Year that the rate reaches the ultimate trend rate	2012	2008	2006

Assumed health care cost trend rates have a significant effect on the amount reported for health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects on other postretirement benefits:

	1% Increase	1% Decrease
	(Thousands of Dollars)
Effect on total service and interest cost components	$756	$(658)
Effect on postretirement benefit obligation	$6,707	$(5,857)

The Company’s pension plan weighted-average asset allocations as of December 31, 2003 and 2002 by asset category were as follows:

	Plan Assets at December 31,
	2003	2002
Equity securities(1)	70%	65%
Debt securities	27	29
Other	3	6

Total	100%	100%

(1)	Equity securities do not include any shares of the Company’s common stock.

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 8%. While we believe we can achieve a long-term average rate of return of 8%, we cannot be certain that the portfolio will perform to our expectation. Assets are strategically allocated between equity and debt securities in order to achieve a diversification level that mitigates wide swings in investment returns.

The majority of the plan’s assets are invested in equity securities because equity portfolios have historically provided higher returns than debt portfolios over extended time horizons and are expected to do so in the future.

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Correspondingly, equity investments also entail greater risks than debt investments. The risk of loss in the plan’s equity portfolio is mitigated by investing in a broad range of equity types. Equity diversification includes large-capitalization and small-capitalization companies, growth-oriented and value-oriented investments, and U.S. and non-U.S. securities.

The assumed rate of return on assets is based upon long-term historical rates of return on equity and debt securities.

Note 9. Stock Option and Other Stock Plans

Through the date of the Divestiture Transaction, the Company participated in Union Pacific’s stock-based employee compensation plans and subsequent to the Divestiture Transaction the Company established its own stock-based compensation plans. The Company applies the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for these plans.

Overnite Stock Option and Other Stock Plans

The Company has created a stock incentive plan (“Overnite Incentive Plan”). The Overnite Incentive Plan serves as an incentive compensation plan for executives, non-employee directors, certain key managers and other contributing employees. Awards from the Overnite Incentive Plan may be options, stock appreciation rights, stock awards or performance shares. Stock options may not be granted with an exercise price less than the fair market value of the Company’s common stock as of the date of the grant.

In connection with the initial public offering, the Company awarded 153,000 shares of restricted common stock to certain executives of the Company on the date of the Divestiture Transaction (“Founders’ Share Grant”) under the Overnite Incentive Plan. These shares will vest and become transferable on November 5, 2006. The Company recorded $0.2 million of expense, related to the Founders’ Share Grant, in 2003.

The Company also granted options to purchase, at the initial public offering price of $19.00, an aggregate of 340,000 shares of the Company’s common stock to certain executives of the Company under the Overnite Incentive Plan. The options vest in three equal annual installments beginning on November 5, 2004. Options may be exercised in whole or in part at the times and subject to the conditions prescribed by the administrator under the Incentive Plan. However, no option may be exercised more than 10 years after its grant. The Company recorded no expense as a result of this option grant.

Also in connection with the initial public offering, the Company awarded 20 shares of its common stock to each of its full-time employees and 10 shares of its common stock to each of its part-time employees who had been employed by the Company for at least 12 months before the completion of the initial public offering. These shares vested and became transferable immediately upon grant of the awards. The Company awarded an aggregate amount of 260,620 shares of our common stock to these employees. The Company recorded $6.2 million of expense in 2003 as a result of this share grant.

All Overnite employees are eligible to participate in the Employee Stock Purchase Plan. Employees are able to purchase up to 200 shares annually through payroll deductions.

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the stock options issued under the Overnite Incentive Plan and changes during the year ended December 31, 2003 follows:

	Year Ended December 31, 2003
	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year.	—	—
Granted	340,000	$19.00
Exercised	—	—
Forfeited	—	—

Outstanding, end of year	340,000	$19.00

Options exercisable at year end	—	—

Weighted-average fair value of options
Granted during the year		$7.08

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions for options granted in 2003: risk-free interest rates of 3.3%, dividend yield of 0.8%, expected lives of five years, and volatility of 40.3%.

Union Pacific Stock Option and Other Stock Plans

Until November 4, 2003, the Company and its subsidiaries participated in Union Pacific stock incentive programs. At the time of the Divestiture Transaction, awards granted to employees of the Company participating in the Union Pacific plans immediately became vested, except for all remaining Union Pacific options, which will vest according to their current vesting schedules. At December 31, 2003, employees of the Company had 514,356 options to purchase Union Pacific stock outstanding under the 1993 Stock Option and Retention Stock Plan (“Union Pacific 1993 Plan”). There are no Union Pacific retention shares and stock units (the right to receive shares of common stock) that were granted to Company employees under the Union Pacific 1993 Plan during 2003.

Union Pacific adopted the Executive Stock Purchase Incentive Plan (“ESPIP”) effective October 1, 1999. Under the ESPIP, Company employees eligible to participate purchased a total of 110,000 shares of Union Pacific common stock with the proceeds of 6.02% interest-bearing, full recourse loans from Union Pacific. Loans to these Company participants were to have a final maturity date of January 31, 2006. Deferred cash payments were to be awarded to the participants to repay interest and the loan principal if certain performance and retention criteria were met within a 40-month period ending January 31, 2003. Dividends paid on the purchased shares were originally assigned to Union Pacific to offset the accrued interest on the loan balance until March 2001 when the first performance criterion was satisfied and, accordingly thereafter, the dividends on the purchased shares were paid directly to the participants. Satisfaction of the first performance criterion also entitled participants to receive a cash payment equal to the net accrued interest on the outstanding principal balance of the loans.

Satisfaction of the second performance criterion, in December 2002, entitled Company participants to receive a cash payment equal to one-third of the outstanding principal balance of their loan, and satisfaction of

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the retention criterion of continued employment with Union Pacific until January 31, 2003, entitled Company participants to receive an additional cash payment equal to one-third of the outstanding principal balance of their loan. Thus, on January 31, 2003, participants received cash payments, equal to two-thirds of the outstanding principal balance of their loans, plus the net accrued interest. The remaining balance of the loans was payable within 90 days of the Divestiture Transaction. However, all loans were repaid prior to December 31, 2003. The cost associated with the Union Pacific ESPIP retention criterion and the second performance criterion was amortized to expense over the 40-month period.

In November 2000, Union Pacific adopted the 2001 Long Term Plan (“Union Pacific LTP”). Certain employees of the Company were awarded Union Pacific retention shares or retention stock units and cash awards subject to the attainment of certain performance targets and continued employment through January 31, 2004. The Union Pacific LTP performance criteria included three year (for fiscal years 2001, 2002 and 2003) cumulative earnings per share and stock price targets. Under the Union Pacific LTP, no performance retention stock units were issued during 2001 to employees of the Company and 79,375 performance retention shares and stock units were issued at a weighted-average fair value of $49.96 to employees of the Company during 2002. The cost of the Union Pacific LTP is expensed over the performance period, ending January 31, 2004. The cumulative earnings per share target was met, which entitled employees of the Company to receive 31,020 shares of Union Pacific stock, 6,480 Union Pacific stock units and $2.6 million in cash.

The Union Pacific 2001 Stock Incentive Plan (“Union Pacific 2001 Plan”) was approved by the shareholders of Union Pacific in April 2001. The Union Pacific 2001 Plan reserved 12,000,000 shares of Union Pacific common stock for issuance to eligible employees of Union Pacific and its subsidiaries in the form of non-qualified options, incentive stock options, retention shares, stock units and incentive bonus awards. As of December 31, 2003, there were no retention shares or stock units and 360,000 options outstanding under the Union Pacific 2001 Plan for employees of the Company.

Union Pacific’s plans provided for awarding retention shares of Union Pacific common stock or stock units to eligible employees. These awards are subject to forfeiture if employment terminates during the prescribed retention period, generally three or four years, or, in some cases, if a certain prescribed stock price or other financial criteria were not met during the period January 1, 2003 through November 5, 2003. All outstanding retention shares vested upon completion of the initial public offering. During the year ended December 31, 2003, 53,492 retention shares, stock units and restricted shares were issued to employees of the Company at a weighted-average fair value of $55.98. During the year ended December 31, 2002, 103,178 retention shares, stock units and restricted shares were issued to employees of the Company at a weighted-average fair value of $58.74. During 2001, 45,613 retention shares, stock units and restricted shares were issued to employees of the Company at a weighted-average fair value of $49.89. The cost of retention and restricted awards is amortized to expense over the retention period.

During the years ended December 31, 2003, 2002 and 2001, the Company expensed $10.8 million, $3.8 million and $2.8 million, respectively, related to the incentive plans described herein.

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options prior to the transaction date were granted under the Union Pacific 1993 Plan and the Union Pacific 2001 Plan with an exercise price equal to the fair market value of Union Pacific’s common stock as of the date of the grant. A summary of the stock options issued under the Union Pacific 1993 Plan and the Union Pacific 2001 Plan, and changes during the years ending December 31 are as follows:

	Year Ended December 31,
	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	925,270	$53.23	826,673	$48.99	876,151	$47.02
Granted	171,200	55.98	208,537	61.14	121,000	49.92
Exercised	(219,536)	45.03	(107,797)	34.94	(167,428)	39.29
Forfeited	(2,578)	57.27	(2,143)	52.56	(3,050)	50.82

Outstanding, end of year	874,356	$55.82	925,270	$53.23	826,673	$48.99

Options exercisable at year end	635,556	$55.19	727,970	$51.09	704,923	$48.86

Weighted-average fair value of options granted during the year		$14.30		$17.78		$13.13

The following table summarizes information about outstanding Union Pacific stock options held by employees of the Company as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$31.60 to $49.88	150,874	4.07	$47.20	150,874	$47.20
$54.18 to $56.50	527,582	3.53	56.32	358,582	56.48
$59.82 to $61.14	195,900	4.82	61.10	126,100	61.08

$31.60 to $61.14	874,356	3.91	$55.82	635,556	$55.19

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted in 2003, 2002 and 2001, respectively: risk-free interest rates of 2.9%, 4.4% and 4.3%; dividend yield of 1.5%, 1.3% and 1.4%; expected lives of five years, five years and four years; and volatility of 28.4%, 28.8% and 29.5%.

Note 10. Commitments and Contingencies

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

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the effectiveness of the registration statement, filed on October 30, 2003, covering the shares of the Company’s common stock sold in the initial public offering, two financial institutions distributed unauthorized written materials relating to the Company to 13 potential institutional investors. The written materials included a research model, which included financial projections for the Company for the remainder of fiscal year 2003, as well as fiscal years 2004 and 2005, a research analyst’s views concerning the Company’s valuation compared to a competitor and estimations of the Company’s “pro forma” earnings per share for 2003, 2004 and 2005 and earnings per share for 2004 and 2005. If these written materials constituted prospectuses that did not meet the requirements of the Securities Act of 1933, persons who received these written materials, directly or indirectly, and who purchased the Company’s common stock in the initial public offering may have the right, for a period of one year from the date of the violation, to obtain recovery of the consideration paid in connection with their purchase of the Company’s common stock or, if they had already sold the stock, attempt to recover losses resulting from their purchase of the common stock. Certain of the underwriters in the initial public offering have agreed to indemnify the Company, along with Union Pacific, for losses that we or Union Pacific may incur as a result of the distribution of such materials.

Environmental—The Company is also subject to federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of numerous sites. For environmental sites where remediation costs can be reasonably determined, and where such remediation is probable, the Company has recorded a liability. At December 31, 2003 and 2002, the Company had accrued $725,000 and $882,000, respectively, for estimated future environmental costs based on the most current information available and believes it is reasonably possible that actual environmental costs could differ from such estimate.

Variable Interest Entity—On October 31, 2000, the Company, through Overnite Transportation, entered into agreements with a variable interest entity (“Lessor”) in order to finance and lease the expansion of a service center in South Holland, Illinois. Overnite Transportation has leased the facilities, under an operating lease, for an initial term of five years with provisions for renewal for an extended period subject to agreement between Overnite Transportation and the Lessor. At any time during the lease, Overnite Transportation may, at its option, purchase the facilities at approximately the amount expended by the Lessor. If Overnite Transportation elects not to purchase the building or renew the lease, the building would be returned to the Lessor for remarketing, and Overnite Transportation has guaranteed a residual value equal to 85% of the total construction related costs. If Overnite Transportation elects not to renew the lease or purchase the build, the residual value guarantee will be approximately $11.2 million. We recorded a $0.8 million liability associated with our guarantee related to the South Holland, Illinois service center. This liability is being amortized over the life of the lease and will expire April 30, 2006.

Commitments

Overnite Transportation is contractually obligated to purchase land in Montgomery, New York for $1.6 million to build a service center if the city grants the zoning ordinance. Construction costs will be in the range of $5.5 million to $6.0 million if incurred in 2004. We expect a decision regarding zoning in early 2004. We are able to delay construction to meet cash requirements if the circumstance warranted.

Motor Cargo had $0.4 million available for borrowing under an unsecured revolving line of credit for letters of credit and overdraft protection. Borrowings mature on August 15, 2005 and bear interest at the lender’s prime lending rate less 0.25%. This facility had no outstanding balance as of December 31, 2003.

The Company has $55.4 million of unused letters of credit outstanding at December 31, 2003.

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Financial Instruments

Strategy and Risk

As of December 31, 2003, the Company has not hedged any of its forecasted fuel consumption for 2004 and does not currently have any hedges outstanding, although the Company has used derivative financial instruments, in limited instances for purposes other than trading, to manage risk related to changes in fuel prices. Fuel costs are a significant portion of the Company’s total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Company periodically uses swaps, futures and/or forward contracts to mitigate the impact of adverse fuel price changes. However, the use of these instruments also limits future gains from favorable movements. The Company addresses market risk related to these instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties as well as periodic settlements. All hedging positions related to fuel expired on March 31, 2003 and were not renewed or replaced.

Fuel hedging positions have been reclassified from accumulated other comprehensive gain to fuel expense over the life of the hedge as fuel is consumed.

The Company hedged 2,948,000 gallons of fuel at $.58 per gallon in the first quarter of 2003. The use of these derivative financial instruments decreased the cost of fuel for the Company by $1.1 million in 2003, by $1.2 million in 2002, and had no effect on fuel expense in 2001.

Adoption of Standard

Effective January 1, 2001, the Company adopted FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and FASB Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“FAS 138”). FAS 133 and FAS 138 require that the changes in fair value of all derivative financial instruments the Company uses for fuel hedging purposes be recorded in the balance sheet. In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Company’s operations, income statement recognition of the ineffective portion of the hedge is required. Derivative instruments that do not qualify for hedge accounting require income statement recognition. In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FASB 133. The adoption of FAS 133 and FAS 138 on January 1, 2001 and the subsequent amendment of FAS 133 by FAS 149 had no impact on the Company’s consolidated financial statements.

Note 12. Related Party Transactions

Until the date of the Divestiture Transaction, advances to and from Union Pacific accrued interest at a 7.5% annual interest rate during 2003, 2002 and 2001. The Company had a net receivable from Union Pacific of $222.1 million at November 5, 2003 (the Divestiture Transaction date), which was forgiven by the Company as part of the Divestiture Transaction, and $163.2 million as of December 31, 2002, respectively, principally the result of cash advanced to Union Pacific in excess of that needed to meet the capital and operating expense requirements of the Company.

Union Pacific performed certain administrative functions on behalf of the Company, including internal audit, government affairs and tax planning. The estimated cost of these services was $0.4 million, $0.8 million

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $1.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The expenses incurred by Union Pacific were allocated to the Company on a pro rata basis in relation to the total time spent on projects involving the Company.

In the normal course of business, the Company and Union Pacific completed transportation arrangements for each other’s customers and billed each other in accordance with intermodal agreements and other contracts, at commercial terms that were equitable to all parties. Both Union Pacific and the Company had invested resources to improve the efficiency of these services, to the benefit of each other’s ultimate customer. These transactions included in the Company’s operating revenue amounted to $4.6 million, $5.4 million and $5.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

We paid the law firm of Matkov Salzman Madoff & Gunn $920,746 for legal services provided to the Company during 2003. George J. Matkov, Jr., a member of our board of directors, is a partner of Matkov Salzman Madoff & Gunn.

Overnite Transportation provides a savings plan for its employees. Deposits by employees are made through payroll withholding. Employee accounts currently earn 3.0% interest, compounded monthly and earned 6% prior to November 15, 2003. There are no minimum balance or minimum contribution requirements, and the cost of administering the savings plan is borne by Overnite Transportation. The employee accounts are not insured by the Company or any other party, and Overnite Transportation reserves the right to amend or discontinue the plan at any time.

Note 13. Accounting Pronouncements

In June 2002, the FASB issued Statement No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. Under previously issued guidelines, a liability for an exit activity was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of FAS 146 did not have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates and clarifies the disclosure requirements for loan guarantees and standby letters of credit, and clarifies the accounting recognition of an initial liability for the fair value (or market value) of obligations assumed under these types of guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements. The Company recorded a $0.8 million liability associated with the guarantee related to the South Holland, Illinois service center (see Note 10, above). This liability is being amortized over the life of the lease.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“FAS 148”). FAS 148 provides alternative methods of transition for voluntary changes to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements of existing authorities. The Company has elected to continue to follow APB No. 25 and the disclosure requirement of FAS 123. Therefore, management believes that FAS 148 will not have an impact on the Company’s consolidated financial statements.

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires the consolidation of an entity when a company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003. On October 8, 2003, the FASB issued FASB Staff Position No. FIN 46-6, which provided public entities an opportunity to delay adoption of FIN 46, for variable interest entities created prior to February 1, 2003. Since the Company restructured the agreement that gave rise to the variable interest entity prior to July 1, 2003 and subsequent to February 1, 2003, the Company cannot defer adoption. In December 2003, the FASB revised FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. This revision did not require us to modify our accounting related to the implementation of FIN 46. The adoption of FIN 46 had no material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FASB Statement No. 133. The adoption of FAS 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”). FAS 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The adoption of FAS 150 did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the FASB amended Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FAS 132”). FAS 132 as amended requires additional disclosures about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. FAS 132 does not change the measurement or recognition of these plans as previously required. Management believes that the adoption of FAS 132, as amended, did not have a material impact on the Company’s consolidated financial statements.

Note 14. Accrued Claims and Liabilities

Accrued wages and benefits consist of the following:

	2003	2002
	(Thousands of Dollars)
Salaries and wages	$18,083	$14,459
Employee benefits	8,329	9,676
Vacation accrual	34,234	31,842

Total current liability	$60,646	$55,977

Accrued casualty costs, including cargo claims, consist of the following:

	2003	2002
	(Thousands of Dollars)
Personal injury/property damage/workers compensation	$37,853	$30,427
Cargo claims	9,910	9,312
Environmental	725	882

Total current liability	$48,488	$40,621

Long term casualty costs:
Personal injury/property damage/workers compensation	23,450	23,450

Total long term liability	$23,450	$23,450

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15. Selected Unaudited Quarterly Data

Selected unaudited quarterly data are as follows:

	March 31	June 30	Sept. 30	Dec. 31(1)
	(Thousands of Dollars, except for share data)
2003
Operating revenue	$341,221	$371,987	$384,182	$378,073
Operating income	12,589	21,003	28,831	4,929
Net income	9,319	14,712	19,718	3,110
Net income per share:
Basic	0.34	0.53	0.72	0.11
Diluted	0.34	0.53	0.72	0.11

	March 31	June 30	Sept. 30(2)	Dec. 31
	(Thousands of Dollars, except for share data)
2002
Operating revenue	$308,842	$337,093	$354,691	$351,162
Operating income	10,452	18,278	25,623	16,693
Net income	8,989	14,363	52,340	13,097
Net income per share:
Basic	0.33	0.52	1.90	0.48
Diluted	0.33	0.52	1.90	0.48

(1)	Financial results for the year ended December 31, 2003 include Overnite Holding, Inc. prior to November 5, 2003. As a result, net income for periods prior to November 5, 2003 includes interest income from Union Pacific and does not include incremental costs incurred because we are not part of Union Pacific. Net income for the period after November 5, 2003 has been impacted by the incremental stand-alone costs and the loss of interest income.
(2)	Net income includes one-time tax benefit of $33.7 million for settlement of issues related to acquisition of Overnite Transportation by Union Pacific, as discussed in Note 6.

Note 16. Subsequent Events

On January 22, 2004, the Company’s board of directors declared the Company’s first regular quarterly dividend of $.04 per share. The dividend was paid on March 17, 2004 to shareholders of record on February 25, 2004.

On January 22, 2004, the Company’s board of directors approved a new long-term incentive plan (“Overnite LTIP”). The Overnite LTIP is intended to provide financial incentive to participants who make significant contributions to achieving the combined long-term financial goals of the Company. The duration of the program is three years and participants are able to earn performance shares and cash awards dependent upon the Company’s ability to achieve a three-year cumulative earnings per share target ranging from $5.26 to $5.88. Varying levels of awards may be earned based upon achievement of the performance target. If the minimum three-year earnings per share target is achieved, cash awards totaling approximately $2.7 million and performance share awards of approximately 87,000 shares would be made to participants. If the maximum three-year earning per share target is achieved, cash awards totaling approximately $7.9 million and performance share awards of approximately 255,000 shares would be made to participants. Additionally, if the three-year cumulative earnings per share is between $5.26 and $5.55 and the Company’s stock price exceeds $35 for 20

OVERNITE CORPORATION

(OVERNITE HOLDING, INC. prior to November 5, 2003)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consecutive days, a premium payment of up to 15% of the cash component will be paid in addition to the award. No performance shares or cash awards are earned if minimum earnings performance targets are not met. Any performance shares and cash awards earned will vest and be paid at the end of the performance period. Participants generally must remain employed throughout the performance period to be eligible for any awards earned.

On January 22, 2004, the Company’s board of directors also approved the grant of 83,000 shares of common stock as retention shares. These shares vest over three years. The Company also issued 40,000 options to purchase common stock. These options vest over two years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in alerting them, in a timely manner, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors and Executive Officers

The following provides information about our directors and executive officers and their ages as of December 31, 2003.

Thomas N. Allen; age 65; Director since November 19, 2003; Chairman of The Clovelly Corporation (manager of real estate and restaurant operations) since June, 2001, having previously served as Chairman of East Coast Oil Corporation (retail gasoline and convenience store chain). Other directorship: Noland Corporation

Thomas J. Donohue, Jr.; age 39; Director since November 19, 2003; President of Adelphi Capital, LLC (investment banking).

John W. Fain; age 50; Senior Vice President—Marketing and Sales of Overnite Transportation since 1996.

Charles H. Foster, Jr.; age 60; Director since November 19, 2003; Chairman of the Board of Directors and Chief Executive Officer of LandAmerica Financial Group, Inc. (provider of real estate transaction services). Other directorships: LandAmerica Financial Group, Inc. and Universal Corporation

Mark B. Goodwin; age 54; Senior Vice President, General Counsel and Secretary of Overnite Corporation since July 31, 2003, and Senior Vice President and General Counsel of Overnite Transportation since December 1998.

Patrick D. Hanley; age 59; Director, and Senior Vice President and Chief Financial Officer of Overnite Corporation since July 31, 2003, and Senior Vice President and Chief Financial Officer of Overnite Transportation since June 1996.

Louis V. Holdener; age 65; President and Chief Operating Officer of Motor Cargo Industries, Inc. since April 2001, having previously served as Vice President of Motor Cargo Industries, Inc. from 1997 to 2001 and President of its principal operating subsidiary since 1991.

Michael D. Jordan; age 57; Director since November 19, 2003; retired; having previously served as President, Ford Motor Company’s Automotive Consumer Service Group (aftermarket services division of Ford Motor Company) through December 31, 2001.

Michael S. Liebschwager; age 43; Vice President and Controller of Overnite Corporation since October 28, 2003, and Vice President and Controller of Overnite Transportation since May 1999, having previously served as Director, Planning and Analysis of Overnite Transportation from March 1998 to May 1999.

Gordon S. Mackenzie; age 59; Senior Vice President and Chief Operating Officer of Overnite Transportation since July 1996.

Harold D. Marshall; age 67; Director since November 19, 2003; retired; having previously served as President and Chief Operating Officer of Associates First Capital Corporation (provider of diversified financial services). Other directorship: Rush Enterprises, Inc.

George J. Matkov, Jr.; age 61; Director since November 19, 2003; Partner of Matkov, Salzman Madoff & Gunn (law firm). Other directorship: Columbian Financial Group.

Leo H. Suggs.; age 64; Director, Chairman, Chief Executive Officer and President of Overnite Corporation since July 31, 2003, and Chairman and Chief Executive Officer of Overnite Transportation since April 1996.

Audit Committee Financial Expert

Based on the recommendation of the audit committee of our board of directors, our board of directors has determined that each of Messrs. Jordan and Marshall, is an “audit committee financial expert,” as defined under Item 401(h) of Regulation S-K. Based on the recommendation of the nominating and governance committee of our board of directors, our board of directors has determined that each of Messrs. Jordan and Marshall is “independent” as defined in Rule 4200(a)(15) of listing standards of the National Association of Securities Dealers, Inc and in Section 10A(m)(3)(A) and (B) of the Exchange Act.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires that our directors, officers and persons who own more than 10% of a registered class of our equity securities file reports of ownership and changes in ownership of such securities with the SEC and The Nasdaq Stock Market, Inc. Directors, officers and beneficial owners of more than 10% of our common stock are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms and information furnished to us, we believe that during the 2003 fiscal year all filing requirements applicable to our directors, officers and beneficial owners of more than 10% of our common stock were satisfied, except the Initial Statement of Beneficial Ownership on Form 3 for Michael S. Liebschwager was filed late.

Code of Ethics

We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer and chief accounting officer and have posted such Code of Ethics on our Internet Web-site at www.ovnt.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of the Code of Ethics applicable to our chief executive officer, chief financial officer and chief accounting officer by posting such information on our Internet Web-site.

Item 11. Executive Compensation.

Compensation of Directors

All non-employee directors receive a retainer of $45,000 per year, half of which is payable in cash and half in shares of our common stock. In addition, each non-employee director will receive 2,000 options to purchase shares of our common stock immediately after our initial annual meeting of shareholders and will receive options to purchase an additional 2,000 shares of our common stock following each year’s annual meeting of shareholders thereafter. Employee directors do not receive retainers. Additionally, chairpersons of our board committees, other than the chairperson of our audit committee, receive an additional annual retainer of $5,000, half of which is payable in cash and half in shares of our common stock. The chairperson of our audit committee receives an additional annual retainer of $10,000, half of which is payable in cash and half in shares of our common stock. We intend to establish a deferral plan that allows each non-employee director to defer receipt of all or part of the retainer fee and to receive more than half of the retainer in shares of our common stock. We reimburse each of our directors for reasonable travel expenses incurred in connection with attending all board and board committee meetings.

Executive Compensation

The following table shows the compensation for the fiscal years ended December 31, 2003 and 2002 received by or paid to our chief executive officer and each of our four most highly compensated executive officers, other than our chief executive officer, based on salary and bonus information. In this annual report on Form 10-K, we refer to our chief executive officer and our four other most highly compensated executive officers as our “named executive officers.”

Summary Compensation Table

	Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus		Other Annual Compensation	Overnite Restricted Stock Awards(3)	Union Pacific Restricted Stock Awards(4)	Overnite Securities Underlying Options/SARs	Union Pacific Securities Underlying Options/SARs	LTIP Payouts(5)	All Other Compensation(6)
Leo H. Suggs Chairman of the Board of Directors, Chief Executive Officer and President of Overnite Corporation	2003 2002	$457,500 441,667	$0 0	(1) (2)	$0 0	$2,400,686 0	$0 3,109,546	120,000 0	75,000 50,000	$1,207,350 0	$56,220 31,113
Patrick D. Hanley Senior Vice President and Chief Financial Officer of Overnite Corporation	2003 2002	281,000 267,500	0 30,000	(1) (2)	0 0	957,962 0	0 627,405	60,000 0	16,300 15,000	482,940 0	18,766 16,463
Gordon S. Mackenzie Senior Vice President and Chief Operating Officer of Overnite Transportation	2003 2002	265,500 255,000	0 125,000	(1) (2)	0 0	942,315 0	0 469,933	60,000 0	16,300 15,000	482,940 0	15,482 15,433
John W. Fain Senior Vice President—Marketing and Sales of Overnite Transportation	2003 2002	227,300 217,300	0 0	(1) (2)	0 0	942,315 0	0 657,410	60,000 0	16,300 15,000	482,940 0	14,905 10,495
Mark B. Goodwin Senior Vice President, General Counsel and Secretary of Overnite Corporation	2003 2002	198,424 190,792	0 0	(1) (2)	0 0	416,405 0	0 328,733	40,000 0	10,000 9,000	289,764 0	10,340 10,440

(1)	Bonus amounts forgone under the Overnite Corporation Equity Swap Program (the “ESP”) for 2003 are excluded from the bonus column, and the value of the retention stock units awarded in lieu of these bonuses is included in the Overnite restricted stock awards column. Under the ESP, executive officers can elect to forego all or a portion of their respective annual executive incentive awards in exchange for retention stock units equal to 150% of amount foregone.
(2)	Bonus amounts forgone under the Union Pacific Premium Exchange Program (“UPC PEP”) for 2002 are excluded from the bonus column, and the value of the retention stock units awarded in lieu of these bonuses is included in the Union Pacific restricted stock awards column. Under the UPC PEP, executive officers could elect to forego all or a portion of their respective annual incentive awards in exchange for retention stock units equal to 150% of the incentive amount foregone.
(3)	Amounts set forth in the Overnite restricted stock awards column represent the value of time-based restricted stock awards. Amounts include shares of restricted stock granted in 2003 to Mr. Suggs (68,000 shares, $1,499,400), Mr. Hanley (25,000 shares, $551,250), Mr. Mackenzie (25,000 shares, $551,250), Mr. Fain (25,000 shares, $551,250) and Mr. Goodwin (10,000 shares, $220,500). These shares of restricted common stock are valued based on $22.05, the closing price for our common stock on November 5, 2003, the date of grant, and are subject to a three-year vesting period. As of December 31, 2003, the number and value (based on $22.75, the closing price for our common stock on such date) of shares of restricted stock held by our named executive officers were as follows: Mr. Suggs: 68,000 shares, $1,547,000; Mr. Hanley: 25,000 shares, $568,750; Mr. Mackenzie: 25,000 shares, $568,750; Mr. Fain: 25,000 shares, $568,750; and Mr. Goodwin: 10,000 shares, $227,500. We pay dividends on shares of restricted stock at the same rate and times as dividends are paid on all other shares of our common stock.

Amounts also include retention stock units granted to Mr. Suggs (38,765 units, $901,286), Mr. Hanley (17,493 units, $406,712), Mr. Mackenzie (16,820 units, $391,065), Mr. Fain (16,820 units, $391,065) and Mr. Goodwin (8,426 units, $195,905) under the ESP. Messrs. Suggs, Hanley, Mackenzie, Fain and Goodwin elected to forego all their respective executive incentive award in exchange for grants of retention stock units equal to 150% of the amount foregone. These retention stock units are valued based on $23.25, the closing price for our common stock on January 22, 2004, the date of the grant, and are subject to a three-year vesting period. The retention stock units are payable on a one-to-one basis in shares of our common stock on the earlier of the holder’s termination of employment or the date selected by the holder. For awards of retention stock units, the holder is entitled to receive dividend equivalents during the vesting period that are paid at the same rate and time as dividends would have been paid on an equivalent number of shares of our common stock.

(4)	Amounts set forth in the Union Pacific restricted stock award column represent the value of time-based retention stock units. Amounts include retention stock units granted in 2002 to Mr. Suggs (35,000 units, $1,976,800), Mr. Hanley (5,000 units, $282,400), Mr. Mackenzie (5,000 units, $282,400), Mr. Fain (5,000 units, $282,400) and Mr. Goodwin (2,500 units, $141,200). These retention stock units are valued based on $56.48, the closing price for Union Pacific common stock on July 25, 2002, the date of the grant, and were subject to a four-year vesting period. Amounts also include retention stock units granted to Mr. Suggs (15,408 units, $862,540), Mr. Hanley (6,163 units, $345,005), Mr. Mackenzie (3,350 units, $187,533), Mr. Fain (6,699 units, $375,010) and Mr. Goodwin (3,350 units, $187,533) under the UPC PEP. Messrs. Suggs, Hanley, Mackenzie, Fain and Goodwin elected to forego all or a portion of their respective annual incentive awards in exchange for grants of retention stock units equal to 150% of the amount foregone. These retention stock units are valued based on $55.98, the closing price for Union Pacific common stock on January 30, 2003, the date of the grant, and were subject to a three-year vesting period. For awards of retention stock units, the holder was entitled to receive dividend equivalents during the vesting period that are paid at the same rate and time as dividends would have been paid on an equivalent number of shares of Union Pacific common stock. All of the Union Pacific retention stock units vested upon completion of the initial public offering on November 5, 2003.
(5)	Reflects cash and the value of shares of Union Pacific common stock awarded at the end of the three-year performance period under the under the Union Pacific 2001 Long-Term Plan (the “UPC LTP”). The awards were made 50 percent in cash and 50 percent in shares of Union Pacific common stock. The valuation date for the shares of Union Pacific common stock was January 31, 2004, the date of approval by the compensation and benefits committee of the Union Pacific board of directors, based on $69.48 per share, the closing price of Union Pacific common stock at that date. Participants had been awarded retention shares or retention stock units and cash awards under the UPC LTP subject to attainment of performance targets and continued employment through January 31, 2004. Union Pacific agreed, effective upon the completion of the initial public offering, to waive the employment condition under the UPC LTP.
(6)	Other Compensation for 2003 consists of (a) executive life insurance premiums (Mr. Suggs, $13,864; Mr. Hanley, $5,971; Mr. Mackenzie, $6,189; Mr. Fain, $2,323; and Mr. Goodwin, $3,395), (b) company-matching contributions to employee contributions to our 401(k) plans (Mr. Suggs, $16,012; Mr. Hanley, $9,835; Mr. Mackenzie, $9,293; Mr. Fain, $7,956; and Mr. Goodwin, $6,945) and (c) interest earned (Mr. Suggs, $26,344; Mr. Hanley, $2,960; Mr. Mackenzie, $0; Mr. Fain, $4,426; and Mr. Goodwin, $0) under the savings plan for employees of Overnite Transportation.

Option/SAR Grants in Last Fiscal Year

The following table shows information about the grants of options to purchase shares of our common stock to our named executive officers in the fiscal year ended December 31, 2003 in connection with the initial public offering. No SARs covering our common stock were granted to our named executive officers in the fiscal year ended December 31, 2003.

	Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date	Grant Date Present Value(a)
Leo H. Suggs	120,000	35.3%	$19.00 /share	11/5/13	$849,600
Patrick D. Hanley	60,000	17.6	19.00 /share	11/5/13	424,800
Gordon S. Mackenzie	60,000	17.6	19.00 /share	11/5/13	424,800
John W. Fain	60,000	17.6	19.00 /share	11/5/13	424,800
Mark B. Goodwin	40,000	11.9	19.00 /share	11/5/13	283,200

(a)	Calculated in accordance with the Black-Scholes option pricing model. The assumptions used in such option pricing model are: expected volatility, 40.3%; expected dividend yield, 0.8%; expected option life, 5 years; and risk-free rate of return, 3.3%.

The following table shows information about the grants of options to purchase shares of Union Pacific common stock to our named executive officers in the fiscal year ended December 31, 2003. No SARs covering Union Pacific common stock were granted to our named executive officers in the fiscal year ended December 31, 2003.

	Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date	Grant Date Present Value(a)
Leo H. Suggs	75,000	43.8%	$55.98/share	11/5/08	$1,072,500
Patrick D. Hanley	16,300	9.5	55.98/share	11/5/08	233,090
Gordon S. Mackenzie	16,300	9.5	55.98/share	11/5/08	233,090
John W. Fain	16,300	9.5	55.98/share	11/5/08	233,090
Mark B. Goodwin	10,000	5.8	55.98/share	11/5/08	143,000

(a)	Calculated in accordance with the Black-Scholes option pricing model. The assumptions used in such option pricing model are: expected volatility, 28.4%; expected dividend yield, 1.5%; expected option life, 5 years; and risk-free rate of return, 2.9%.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table shows information about the exercise of options to purchase shares of our common stock during the year ended December 31, 2003 by each of our named executive officers and the fiscal year-end value of the unexercised options. Each of the options listed below relates to our common stock.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY End		Value of Unexercised In-the-Money Options/SARs at FY End
			Exercisable	Unexercisable	Exercisable	Unexercisable
Leo H. Suggs	—	$—	—	120,000	$—	$450,000
Patrick D. Hanley	—	—	—	60,000	—	225,000
Gordon S. Mackenzie	—	—	—	60,000	—	225,000
John W. Fain	—	—	—	60,000	—	225,000
Mark B. Goodwin	—	—	—	40,000	—	150,000

The following table shows information about the exercise of Union Pacific stock options during the year ended December 31, 2003 by each of our named executive officers and the fiscal year-end value of the unexercised options. Each of the options listed below relates to Union Pacific common stock.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY End		Value of Unexercised In-the-Money Options/SARs at FY End
			Exercisable	Unexercisable	Exercisable	Unexercisable
Leo H. Suggs	52,022	$583,001	122,978	75,000	$1,582,688	$1,012,500
Patrick D. Hanley	49,419	1,674,453	102,000	16,300	1,353,660	220,050
Gordon S. Mackenzie	—	—	102,000	16,300	1,353,660	220,050
John W. Fain	13,381	399,244	122,846	16,300	1,849,586	220,050
Mark B. Goodwin	2,004	28,818	27,496	10,000	348,212	135,000

Retirement Benefits

We provide pensions under tax-qualified defined benefit plans for substantially all of our employees and the employees of our related entities. Our named executive officers participate in the retirement plan for employees of Overnite Transportation (“Retirement Plan”), as well as our Supplemental Executive Retirement Plan (“SERP”).

Retirement Plan. The Retirement Plan is a tax-qualified, noncontributory, defined benefit plan. The amount of annual pension benefit received by an employee covered by the Retirement Plan is based upon the employee’s average annual compensation for his or her most highly compensated five consecutive calendar years and the employee’s years of credited service (up to 30 years). Annual compensation under the Retirement Plan is generally equal to an employee’s W-2 wages less taxable life insurance premiums and less any stock-based income. For the named executive officers, annual compensation under the Retirement Plan for the fiscal year ended December 31, 2003 equals the sum of the amounts shown in the salary and bonus columns. However, as currently required by the Internal Revenue Code, the Retirement Plan disregards compensation in excess of $200,000.

Supplemental Executive Retirement Plan. The SERP provides a benefit using the same formula as the retirement plan except that the SERP does not apply the Internal Revenue Code limits on compensation that may be recognized under a tax-qualified pension plan or the maximum benefit that may be paid under a tax-qualified pension plan. The SERP also recognizes as compensation amounts of annual bonuses deferred by a participating employee or foregone to participate in the Overnite ESP or Union Pacific PEP. In addition, the SERP allows participating employees to be credited with deemed additional service, deemed years of age or both. The accrued benefit payable under the SERP is reduced by the amount of the accrued benefit payable under the retirement plan.

The following table shows the estimated combined annual benefits payable under the Retirement Plan and the SERP at normal retirement age (65).

Final Average Earnings	Years of Credited Service
	5	10	15	20	25	30
$200,000	$17,250	$34,500	$51,750	$69,000	$86,250	$103,500
250,000	21,563	43,125	64,688	86,250	107,813	129,375
300,000	25,875	51,750	77,625	103,500	129,375	155,250
400,000	34,500	69,000	103,500	138,000	172,500	207,000
500,000	43,125	86,250	129,375	172,500	215,625	258,750
600,000	51,750	103,500	155,250	207,000	258,750	310,500
700,000	60,375	120,750	181,125	241,500	301,875	362,250
750,000	64,688	129,375	194,063	258,750	323,438	388,125
800,000	69,000	138,000	207,000	276,000	345,000	414,000

The benefits shown in the pension plan table are payable in the form of a single life annuity and are not subject to any reduction for Social Security benefits. The benefits shown in the pension table will be actuarially adjusted if they are paid other than as a single life annuity.

The credited years of service under the pension plans for each of the named executive officers as of December 31, 2003 are as follows: Mr. Suggs, 16 years; Mr. Fain, 22 years; Mr. Hanley, 21 years; Mr. Mackenzie, 8 years; and Mr. Goodwin, 21 years.

Union Pacific has guaranteed payments under the SERP representing benefits accrued through December 31, 2003 to the named executive officers in the event we are unable to meet these obligations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) who, to our knowledge, was the beneficial owner, as of December 31, 2003, of more than 5% of our outstanding voting shares.

Name and Address of Beneficial Owners	Number of Shares	Percent of Class
Morgan Stanley 1585 Broadway New York, New York 10036	1,848,624[1]	6.67%[1]

Mellon Financial Corporation One Mellon Center Pittsburgh, Pennsylvania 15258	1,693,900[2]	6.10%[2]

[1]	Based solely on the information contained in the Schedule 13G filed by Morgan Stanley on February 17, 2004.
[2]	Based solely on the information contained in the Schedule 13G filed by Mellon Financial Corporation on February 4, 2004.

Security Ownership of Directors and Executive Officers

The following table sets forth as of January 31, 2004, the beneficial ownership of our common stock by all our directors, our named executive officers, and all of our directors and executive officers as a group.

Name of Beneficial Owner or Number of Persons in Group	Number of Shares with Sole Voting and Investment Power	Number of Shares With Shared Voting And Investment Power	Total Number of Shares	Percent Of Class[1]
Thomas N. Allen	247	0	247
Thomas J. Donohue, Jr.	247	0	247
John W. Fain	25,020	0	25,020
Charles H. Foster, Jr.	774	0	774
Mark B. Goodwin	10,020	0	10,020
Patrick D. Hanley	25,020	0	25,020
Louis V. Holdener	20	0	20
Michael D. Jordan	302	0	302
Gordon S. Mackenzie	25,020	0	25,020
Harold D. Marshall	474	0	474
George J. Matkov, Jr.	247	0	247
Leo H. Suggs	68,020	0	68,020
Directors and executive officers as a group (13 persons)	155,431	0	155,431

[1]	Except as indicated, each person owns less than 1% of our common stock.

Equity Compensation Plan Information

The following table presents information as of December 31, 2003 with respect to compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights[1]	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans[2]
Equity Compensation Plans Approved by Shareholders Incentive Stock Plan	340,000	$19.00	3,007,000[3]
Equity Compensation Plans Not Approved by Shareholders[3]	—	—	—

Total	340,000	$19.00	3,007,000

[1]	Amount represents options to purchase shares of our common stock awarded to our named executive officers upon completion of the initial public offering. The options vest in three equal annual installments beginning on November 5, 2004. There are no outstanding warrants or rights.
[2]	Amount excludes any securities to be issued upon exercise of outstanding options.
[3]	We do not have any equity compensation plans that have not been approved by shareholders.

Item 13. Certain Relationships and Related Transactions.

We paid the law firm of Matkov Salzman Madoff & Gunn $920,746 for legal services provided to our company during 2003. George Matkov, a member of our board of directors, is a partner of Matkov Salzman Madoff & Gunn.

Effective January 22, 2004 (the “Effective Date”), we entered into change of control agreements with each of our named executive officers. The purpose of these agreements is to assure the objective judgment and retain the loyalty of these individuals by giving them assurances of employment security in the event of a change of control of our company. The agreements terminate on December 31, 2006; however, they are extended automatically for an additional 12-month term, as of each anniversary of the Effective Date, unless we give written notice to the named executive officer, no later than the August 1 immediately before the applicable anniversary of the Effective Date, that the term of the agreement will not be extended.

Generally, the named executive officer will be entitled to receive the compensation and benefits described in the immediately following paragraph upon the occurrence of any of the following events:

•	if (1) a change in control of our company (as defined in the agreements) occurs during the term of the agreement and (2) within 24 months after the change in control either (x) we terminate the named executive officer’s employment without cause (as defined in the agreements) or (y) the named executive officer resigns from our company and the named executive officer has good reason (as defined in the agreements) to resign;

•	if (1) during the term of the agreement we terminate the named executive officer’s employment without cause and (2) a change in control occurs within nine months after the named executive officer’s termination by us; or

•	if (1) during the term of the agreement we terminate the named executive officer’s employment without cause and (2) on the date of the named executive officer’s termination we are negotiating with, or are in discussions with, a person regarding a transaction that, if completed, would constitute a change in control.

Upon a termination of the named executive officer’s employment in accordance with any of the immediately preceding events, the named executive officer is entitled to receive the following:

•	payment of any accrued but unpaid salary from our company through the date that the named executive officer’s employment terminates;

•	payment of any bonus that has been earned from our company but that remains unpaid as of the named executive officer’s termination of employment;

•	reimbursement for any expenses that the named executive officer incurred on behalf of our company before termination of employment to the extent that such expenses are reimbursable under our standard reimbursement policies;

•	a payment equal to the sum of (x) two times the named executive officer’s (three times in the case of Mr. Suggs) base salary as in effect on the date of the named executive officer’s termination and (y) two times the named executive officer’s (three times in the case of Mr. Suggs) average cash bonus for the three years ending before termination;

•	credit for an additional two years (three years in the case of Mr. Suggs) of service and attainment of an age that is two years (three years in the case of Mr. Suggs) greater than the named executive officer’s actual age for purposes of computing the named executive officer’s benefit under the Overnite Transportation Company Supplemental Executive Retirement Plan;

•	continued participation in our medical and insurance plans, programs and policies on the same terms and for the same benefits as in effect on the date of the named executive officer’s termination for a period of two years (three years in the case of Mr. Suggs) following termination;

•	payment of up to $15,000 for outplacement services; and

•	payment of any attorney fees incurred by the named executive officer in connection with the enforcement of the named executive officer’s rights under the agreement.

In addition, in the event of a change in control of our company, regardless of whether the named executive officer’s employment terminates or is terminated, the named executive officer is entitled to the following:

•	a payment equal to the named executive officer’s award opportunity for the current performance cycle in our long-term incentive plan as if the target performance objectives are met;

•	accelerated vesting, exercisability and transferability of all outstanding options, performance shares, restricted stock (including shares issued under our Equity Swap Program) and other stock-based compensation awards;

•	a contribution to a grantor trust owned by the named executive officer with a value equal to the present value of the named executive officer’s “Supplemental Benefit” under the Overnite Transportation Company Supplemental Executive Benefit Plan (such contribution to be paid in the form and at the time prescribed by such plan); and

•	payment of any attorney fees incurred by the named executive officer in connection with the enforcement of the named executive officer’s rights under the agreement.

In the event that any payment or benefit provided under the agreements constitutes a “parachute payment” (as defined in the Section 280G(b)(2)(A) of the Internal Revenue Code) and the named executive officer incurs a liability under Section 4999 of the Internal Revenue Code as a result of such payment or benefit, the agreements provide that we must pay the named executive officer an amount equal to the amount required to hold the named executive officer harmless from the application of Sections 280G and 4999 of the Internal Revenue Code.

The agreements provide that no amounts are payable to the named executive officers with respect to a change in control that occurs while a case is pending against our company under the United States Bankruptcy Code.

Indebtedness of Management

In September 1999, the board of directors of Union Pacific approved the Executive Stock Purchase Incentive Plan (“Union Pacific ESPIP”) whereby certain of our officers purchased common stock at fair market value with the proceeds of full-recourse, unsecured, interest bearing loans from Union Pacific. The loans had a 76 month term, commencing October 1, 1999, and accrued interest at 6.02% (the applicable Federal rate as determined pursuant to Section 1274(d) of the Code on the purchase date for loans of such maturity), compounded annually. Deferred cash payments were to be awarded to participants to repay interest and the loan principal if certain performance and retention criteria were met within the 40-month performance period that ended January 31, 2003.

Dividends paid on the purchased shares were originally assigned to Union Pacific to offset the accrued interest on the loan balance until March 2001 when the first performance criterion was satisfied, and accordingly thereafter, the dividends on the purchased shares were paid directly to the participants. Satisfaction of the first criterion also entitled participants to receive a deferred cash payment equal to the net accrued interest on the outstanding principal balance of their loan. Satisfaction of the second performance criterion based on earnings per share achieved through December 2002 entitled participants to receive a deferred cash payment equal to one-third of the outstanding principal balance of their loan and satisfaction of the service criterion (continued employment with Union Pacific until January 31, 2003) entitled participants to receive an additional deferred cash payment equal to one-third of the outstanding principal balance of their loan. Thus, on January 31, 2003, participants received a deferred cash payment equal to two-thirds of the outstanding principal balance of their loan plus the net accrued interest on their loan. Such amounts were applied against the participants’ outstanding loan balances pursuant to the terms of the Union Pacific ESPIP. The remaining balance of the loan was payable in three equal installments on January 31, 2004, January 31, 2005 and January 31, 2006. However, upon completion of the Divestiture Transaction and the initial public offering, the remaining balance of the loan was payable to Union Pacific by February 3, 2004. Each of our named executive officers repaid the remaining balance of their respective loan prior to December 31, 2003.

The following table describes the indebtedness of the named executive officers under the Union Pacific ESPIP to Union Pacific:

Name	Largest Aggregate Amount of Indebtedness Outstanding During Year Ended December 31, 2003	Aggregate Amount of Indebtedness as of December 31, 2003
Leo H. Suggs	$1,133,799	$—
Patrick D. Hanley	151,173	—
Gordon S. Mackenzie	151,173	—
John W. Fain	151,173	—
Mark B. Goodwin	75,587	—

Item 14. Principal Accountant Fees and Services.

During the fiscal year ended December 31, 2003, we engaged Deloitte & Touche LLP (“Deloitte & Touche”), as independent accountants, principally to perform the annual audit and to render other services. The following table lists fees billed to us by Deloitte & Touche for services rendered in fiscal years 2002 and 2003. The majority of the fees for 2002 were paid by Union Pacific.

	2002	2003
Audit Fees	$42,500	$370,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	69,969	75,696

Total fees	$112,469	$445,696

Audit Fees include fees for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of our consolidated financial statements. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal auditor reasonably can provide to us, such as procedures related to audit of income tax provisions and related reserves, consents and assistance with and review of documents filed with the SEC.

Audit-Related Fees include fees associated with assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to assistance in financial due diligence related to mergers and acquisitions, consultations regarding Generally Accepted Accounting Principles, reviews and evaluations of the impact of new regulatory pronouncements, general assistance with implementation of the new Sarbanes-Oxley Act of 2002 requirements and audit services not required by statute or regulation. Audit-related fees also include audits of pension and other employee benefit plans, as well as the review of information systems and general internal controls unrelated to the audit of the financial statements.

Tax Fees primarily include fees associated with tax audits, tax compliance, tax consulting, as well as domestic and international tax planning. This category also includes tax planning on mergers and acquisitions, restructurings, as well as other services related to tax disclosure and filing requirements.

All Other Fees primarily include fees associated with maintenance of proprietary software licensed by Deloitte & Touche, assistance in compliance in tax filings in Puerto Rico and a special project related to operating taxes.

The Audit Committee has adopted procedures for pre-approving all audit and non-audit services provided by the independent accountants. Under the procedures adopted by the Audit Committee, the chief financial officer must prepare and present to the Audit Committee for its approval separate budgets for audit services and non-audit services specifically planned or continuing from the prior year. The budgets must be in sufficient detail to define clearly the programs and services included in the budgets. Once the Audit Committee has approved the budgets submitted by the chief financial officer, the audit services and non-audit services included in the budgets are designated as “Authorized Services” and no further approval of the Audit Committee is required. Certain non-audit services that are not included in the Authorized Services may be approved by the Audit Committee on specific request of the chief financial officer or his designee. If the need arises, the chairman of the Audit Committee may approve non-audit services specifically requested by the chief financial officer or his designee. If the requested non-audit services are approved by the chairman of the Audit Committee, full documentation of the approval must be presented to the full Audit Committee at its next regularly scheduled meeting. Once the requested non-audit services are approved by the Audit Committee or the chairman of the Audit Committee, they become “Pre-Approved Services.” For both Authorized Services and Pre-Approved Services, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee also considers whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with our business, people, culture, accounting systems, risk profile, and whether the services enhance our ability to manage or control risks and improve audit quality. The chief financial officer is responsible for monitoring the non-audit services being provided and for tracking and regularly reporting the costs of those non-audit services to the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Financial Statements, Financial Statement Schedules and Exhibits:

(1)	Financial Statements

The financial statements filed as part of this Annual Report on Form 10-K are listed in Item 8 under the Index to Consolidated Financial Statements on page 43.

(2)	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as a part of this report.

(b)	Reports on Form 8-K

On November 19, 2003, the Company filed a Current Report on Form 8-K reporting under Item 5 thereof the election of six new members to the Company’s board of directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March, 2004.

OVERNITE CORPORATION

By:	/S/ LEO H. SUGGs
Leo H. Suggs
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 26th day of March, 2004, by the following persons on behalf of the registrant and in the capacities indicated.

	Signature	Title

By:	/S/ LEO H. SUGGs Leo H. Suggs	Chairman, Chief Executive Officer and President (Principal Executive Officer)

By:	/S/ PATRICK D. HANLEY Patrick D. Hanley	Director and Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ MICHAEL S. LIEBSCHWAGER Michael S. Liebschwager	Vice President and Controller (Principal Accounting Officer)

By:	/S/ THOMAS N. ALLEN Thomas N. Allen	Director

By:	/S/ THOMAS J. DONOHUE, JR. Thomas J. Donohue, Jr.	Director

By:	/S/ CHARLES H. FOSTER, JR. Charles H. Foster, Jr.	Director

By:	/S/ MICHAEL D. JORDAN Michael D. Jordan	Director

By:	/S/ HAROLD D. MARSHALL Harold D. Marshall	Director

By:	/S/ GEORGE J. MATKOV, JR. George J. Matkov, Jr.	Director

Overnite Corporation

Schedule II-Valuation and Qualifying Accounts

(Thousands of Dollars)

	Balance at Beginning of Period	Charges to Expenses	Write-Off	Balance at End of Period
Allowance for doubtful accounts receivable:
December 31, 2001	$29,560	$11,785	$14,592	$26,753
December 31, 2002	26,753	11,686	17,936	20,503
December 31, 2003	20,503	6,128	11,783	14,848

	Balance at Beginning of Period	Charges to Expenses	Payments	Balance at End of Period
Accrued casualty costs(1):
December 31, 2001	$48,737	$52,680	$48,406	$53,011
December 31, 2002	53,011	63,649	52,589	64,071
December 31, 2003	64,071	81,583	73,716	71,938

(1)	Casualty costs include current and long-term reserves for workers compensation, cargo claims, property damage and personal injury.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Overnite Corporation

3.2	Bylaws of Overnite Corporation

10.1

Credit Agreement, dated as of November 5, 2003, among Overnite Transportation Company, Overnite Corporation, the Lenders named therein, SunTrust Bank, Credit Suisse First Boston, SunTrust Capital Markets, Inc., Bank of America, N.A. and Wachovia Securities, Inc.

10.2

Stock Purchase and Indemnification Agreement, dated as of November 5, 2003, by and among Union Pacific Corporation, Overnite Corporation, Overnite, Inc., Overnite Holding, Inc., Overnite Transportation Company and Motor Cargo Industries, Inc.

10.3	Services Agreement, dated as of November 5, 2003, by and between Union Pacific Corporation and Overnite Corporation

10.4	Computer Services Agreement, dated as of November 5, 2003, by and between Union Pacific Corporation and Overnite Corporation

10.5	Tax Allocation Agreement, dated as of November 5, 2003, by and among Union Pacific Corporation, Overnite Corporation and Subsidiaries

10.6	Compensation Arrangement Agreement, dated as of November 5, 2003, by and between Union Pacific Corporation and Overnite Corporation

10.7	Stock Incentive Plan of Overnite Corporation

10.8	Executive Incentive Compensation and Deferral Plan of Overnite Corporation

10.9	Form of Change of Control Agreement for Chief Executive Officer

10.10	Form of Change of Control Agreement for Executive Officers other than Chief Executive Officer

21	Subsidiaries of Registrant

23	Consent of Deloitte & Touche LLP

31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002