Form 10-Q
period 2004-03-31
OVERNITE CORP
filed 2004-05-07
CIK 1061859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

*	The Registrant became subject to the Securities Exchange Act of 1934 on October 30, 2003.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

As of April 23, 2004, there were 28,003,800 shares of the Registrant’s Common Stock outstanding.

OVERNITE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended March 31,
	2004	2003
	(Thousands of Dollars)
Operating Revenue	$378,531	$341,221

Operating Expenses:
Salaries, wages and employee benefits	227,319	207,941
Supplies and expenses	32,550	30,069
Operating taxes	14,009	12,917
Claims and insurance	12,100	10,262
Rents and purchased transportation	41,161	35,568
Communication and utilities	5,535	5,494
Depreciation	15,058	14,390
Other	16,821	11,991

Total operating expenses	364,553	328,632

Operating Income	13,978	12,589

Other Income and Expense:
Interest income from Union Pacific Corporation	—	3,243
Interest expense	1,346	359
Other income	39	101

Income before Income Taxes	12,671	15,574
Income tax expense	5,137	6,255

Net Income	$7,534	$9,319

Earnings and dividends per share:
Net income per share – basic	$0.27	$0.34

Net income per share – diluted	$0.27	$0.34

Number of shares – basic	27,761,944	27,500,000

Number of shares – diluted	27,836,496	27,500,000

Dividends	$0.04	N/A

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	At March 31, 2004	At December 31, 2003
	(Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents	$36,313	$11,068
Accounts receivable (net of allowances of $15,784 in 2004 and $14,848 in 2003)	165,347	152,285
Inventories	10,021	9,569
Current deferred income tax asset	8,643	8,643
Other current assets	14,745	16,693

Total current assets	235,069	198,258

Properties:
Cost	1,004,593	1,009,443
Accumulated depreciation	(514,878)	(509,997)

Net properties	489,715	499,446

Other Assets:
Deferred income tax asset	87,847	81,126
Goodwill and intangible asset	16,232	16,232
Intangible pension asset	20,375	20,375
Other assets	14,695	15,293

Total assets	$863,933	$830,730

LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$38,802	$34,268
Employee savings plan	18,710	18,125
Accrued wages and benefits	65,812	60,646
Accrued casualty costs	48,997	48,488
Income and other taxes	18,499	10,151
Retiree benefit obligation	11,400	11,400
Current portion of long-term debt	12,500	12,500
Promissory note to Union Pacific Corporation	1,000	1,000
Other current liabilities	4,858	5,268

Total current liabilities	220,578	201,846

Non-current Liabilities:
Long-term debt, less current portion	112,375	115,500
Accrued casualty costs	23,450	23,450
Retiree benefits obligation	118,584	107,817
Other liabilities	1,030	1,049

Total non-current liabilities	255,439	247,816

Commitments and contingencies

Common Shareholders’ Equity:
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 27,998,311 shares at March 31, 2004 and 27,913,720 at December 31, 2003	280	279
Paid-in surplus	1,277,311	1,275,415
Accumulated deficit	(837,497)	(843,911)
Unearned deferred compensation	(4,208)	(2,745)
Accumulated other comprehensive loss	(47,970)	(47,970)

Total common shareholders’ equity	387,916	381,068

Total liabilities and common shareholders’ equity	$863,933	$830,730

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2004	2003
	(Thousands of Dollars)
Operating Activities:
Net income	$7,534	$9,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,058	14,390
Provision for doubtful accounts	3,229	418
Deferred income taxes	(6,721)	4,831
Change in retiree obligations, net	10,767	(11,525)
Other—net	1,013	(730)
Changes in current assets and liabilities, net	3,937	12,700

Cash provided by operating activities	34,817	29,403

Investing Activities:
Capital investments	(5,914)	(11,318)
Proceeds from sale of assets	587	391

Cash used in investing activities	(5,327)	(10,927)

Financing Activities:
Repayment of debt	(3,125)	—
Dividends paid to shareholders	(1,120)	—
Cash overdraft	—	(3,068)
Dividends paid to Union Pacific Corporation	—	(4,000)
Advances to Union Pacific Corporation, net	—	(7,180)

Cash used in financing activities	(4,245)	(14,248)

Net Change in Cash:	25,245	4,228
Cash at beginning of year	11,068	2,086

Cash at end of period	$36,313	$6,314

Changes in Current Assets and Liabilities, net:
Accounts receivable	$(16,291)	$(15,480)
Income taxes receivable	—	25,251
Inventories	(452)	650
Other current assets	1,948	(1,498)
Accounts, wages and benefits payable	9,700	1,237
Employee savings plan	585	2,547
Other current liabilities	(410)	(1,429)
Income and other taxes payable	8,348	979
Casualty cost	509	443

Total	$3,937	$12,700

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$1,555	$343
Income taxes, net	$4,710	$(25,351)

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements for Overnite Corporation (prior to November 5, 2003, Overnite Holding, Inc.) and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and with instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial presentation. In the opinion of management, the financial statements include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for Overnite Corporation (“Overnite”) for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the entire year ending December 31, 2004.

Unless the context otherwise requires, all references herein to “we,” “us,” “our,” and “the Company” are to Overnite Corporation and its subsidiaries.

On November 5, 2003, Union Pacific Corporation (“UPC”) completed the divestiture of its entire interest in Overnite Holding, Inc. through an initial public offering. In order to facilitate the offering, immediately prior to the consummation of the offering, Overnite Corporation acquired from UPC all of the outstanding common stock of Overnite Holding, Inc. In exchange, Overnite Corporation issued to UPC (1) 27.5 million shares of its common stock, which represented all of the outstanding shares of common stock of Overnite Corporation upon consummation of the transaction, and (2) a $1.0 million promissory note to be payable six months following the date of consummation of the transaction. In addition, subsequent to this transaction but immediately prior to the consummation of the offering, Overnite Holding, Inc. paid to UPC a dividend consisting of $128.0 million in cash and the forgiveness of the net intercompany advances to Union Pacific Corporation as of the date of the transaction, which amounted to $222.1 million on that date. This series of transactions is referred to as the “Divestiture Transaction.”

Concurrent with the Divestiture Transaction, Overnite Corporation and Overnite Transportation Company entered into a $300 million credit agreement (the “Credit Agreement”) with a syndicate of lenders. A total of $128.0 million was drawn immediately to pay the cash dividend described in the preceding paragraph.

Following the Divestiture Transaction, Overnite Holding, Inc. became a direct wholly owned subsidiary of Overnite Corporation and Overnite Transportation Company and Motor Cargo Industries, Inc. became indirect wholly owned subsidiaries of Overnite Corporation. UPC sold 100% of the shares of common stock of Overnite Corporation that it received in the Divestiture Transaction in the initial public offering.

Note 1. Business

Overnite Corporation through its primary operating subsidiaries, is a leading predominantly non-union provider of less than truckload (“LTL”) transportation service, offering a full spectrum of regional, inter-regional and long-haul services nationwide. The Company serves a diverse customer base through a network of 207 service centers located near metropolitan centers. The Company operates through two principal subsidiary companies, Overnite Transportation Company (“OTC”) and Motor Cargo Industries, Inc. (“Motor Cargo”). OTC operates on a nationwide basis and Motor Cargo operates primarily in the Western United States.

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 2. Earnings and Dividends Per Share

The following table presents information necessary to calculate basic and diluted earnings per share and common equivalent shares:

	Quarter ended March 31,
	2004	2003
	(thousands except share amounts)
Net income	$7,534	$9,319

Basic EPS
Weighted average shares outstanding – basic	27,761,944	27,500,000

Net income	$0.27	$0.34
Diluted EPS
Weighted average shares outstanding – basic	27,761,944	27,500,000
Dilutive effect of stock options	34,794	—
Dilutive effect of retention shares	39,758	—

Weighted average shares outstanding – diluted	27,836,496	27,500,000

Net income	$0.27	$0.34

Basic earnings per share is calculated on the weighted average number of common shares outstanding during each period. Diluted earnings per share includes shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

On January 22, 2004, the Company’s board of directors declared the Company’s first regular quarterly dividend of $0.04 per share. The dividend was paid on March 17, 2004 to shareholders of record on February 25, 2004. Dividends per share are omitted for the three months ended March 31, 2003 as we were a wholly-owned subsidiary of UPC and therefore would not be meaningful.

Note 3. Comprehensive Income

For the three months ended March 31, 2004 and March 31, 2003, the Company recognized total comprehensive income of $7.5 million and $8.8 million, respectively. For the three months ended March 31, 2004, the Company recognized no other comprehensive income or loss, compared to other comprehensive loss of $0.5 million for the three months ended March 31, 2003. Other comprehensive loss for the three month period ended March 31, 2003 related primarily to the effective portion of the changes in the fair values of derivatives designated as hedging instruments.

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

Motor Cargo Segment

Motor Cargo is a regional LTL carrier operating through 36 service centers, providing transportation services within the Western United States, transporting a variety of products, including consumer goods, packaged foodstuffs, electronics, apparel, hardware and industrial goods. Motor Cargo also provides warehousing, dry and temperature controlled LTL and logistics services.

The following tables reflect asset information for the Company as of March 31, 2004 and December 31, 2003, and capital expenditures and depreciation expense for the three month periods ended March 31, 2004 and 2003:

	As of
	March 31, 2004	December 31, 2003
	(Thousands of Dollars)
Assets:
OTC	$743,578	$710,752
Motor Cargo	120,355	119,978

Consolidated	$863,933	$830,730

	Three Months Ended March 31,
	2004	2003
	(Thousands of Dollars)
Capital Expenditures:
OTC	$4,692	$10,365
Motor Cargo	1,222	953

Consolidated	$5,914	$11,318

Depreciation Expense:
OTC	$13,119	$12,119
Motor Cargo	1,939	2,271

Consolidated	$15,058	$14,390

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following table reflects operating segment information of the Company for operating revenue, operating income and net income for the three-month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(Thousands of Dollars)
Operating Revenue:
OTC	$338,335	$305,314
Motor Cargo	40,196	35,907

Consolidated	$378,531	$341,221

Operating Income:
OTC	$12,228	$11,494
Motor Cargo	1,750	1,095

Consolidated	$13,978	$12,589

Net Income:
OTC	$6,414	$8,565
Motor Cargo	1,120	754

Consolidated	$7,534	$9,319

Note 5. Related Party Transactions

Until the date of the Divestiture Transaction, advances to and from UPC accrued interest at a 7.5% annual interest rate. The Company had $3.2 million of interest income related to the receivable from UPC in the first quarter of 2003. The receivable from UPC was eliminated on November 5, 2003 as a result of the Divestiture Transaction.

Until the date of the Divestiture Transaction, the Company and UPC completed transportation arrangements for each other’s customers and billed each other in accordance with intermodal agreements and other contracts in the normal course of business, at commercial terms that are equitable to all parties. During the three months ended March 31, 2003 these intercompany transactions included in the Company’s operating revenue amounted to $1.1 million.

Note 6. Long-term debt

Long-term debt at March 31, 2004 consisted of $124.9 million outstanding under the Credit Agreement entered into at the time of the Divestiture Transaction.

The Company’s long-term debt at March 31, 2004 consists of:

(Thousands of Dollars)
Term Loan	$121,875
Revolving Loan	3,000

Total Debt	124,875
Current Portion	12,500

Total Long-Term Debt	$112,375

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 7. Retirement Plans

We provide defined pension benefits to eligible employees of OTC and Motor Cargo. OTC pension benefits are based on years of service and compensation during employment and cover substantially all employees. Motor Cargo pension benefits are based solely upon years of service.

During the first three months of 2004, the Company made no pension plan contributions compared to $20.0 million in the comparable period of 2003. The Company plans to voluntarily contribute approximately $30.0 million to its pension plans in 2004, although no contributions are required.

The amount of net periodic benefit cost for the three months ended March 31, 2004 was $9.1 million compared to $7.4 million for the three months ended 2003. The components are summarized in the table below:

	Three Months Ended March 31,
	2004	2003
	(Thousands of Dollars)
Service cost	$9,080	$8,076
Interest cost	13,859	12,689
Expected return on plan assets	(15,728)	(14,554)
Prior service cost	1,269	1,188
Actuarial (gain)/loss	597	20

Net periodic benefit cost	$9,077	$7,419

Note 8. Stock-Based Compensation

The Company participated in UPC’s stock-based employee compensation plans until November 5, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation expense, related to stock option grants, is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based employee compensation expense related to restricted stock and other incentive plans is reflected in net income. The following table illustrates the effect on net income for the three month periods ended March 31, 2004 and March 31, 2003 if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (the “FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended March 31,
	2004	2003
	(Thousands of Dollars)
Net income as reported	$7,534	$9,319
Stock-based employee compensation expense included in reported net income, net of tax	397	514
Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(886)	(965)

Pro forma net income	$7,045	$8,868

Net income per share, as reported – basic	$0.27	$0.34

Net income per share, pro forma – basic	$0.25	$0.32

Net income per share, as reported – diluted	$0.27	$0.34

Net income per share, pro forma – diluted	$0.25	$0.32

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted during the three months ended March 31, 2004: risk-free interest rates of 2.96%; dividend yield of 0.69%; expected lives of 5 years; and volatility of 42.7%. Assumptions for the three months ended March 31, 2003 were: risk free interest rates of 2.9%; dividend yield of 1.5%; expected lives of 5 years; and volatility of 28.4%.

Note 9. Commitments and Contingencies

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

Variable Interest Entity—On October 31, 2000, the Company, through OTC, entered into agreements with a variable interest entity (“Lessor”) in order to finance and lease the expansion of a service center in South Holland, Illinois. OTC has leased the facilities, under an operating lease, for an initial term of five years with provisions for renewal for an extended period subject to agreement between OTC and the Lessor. At any time during the lease, OTC may, at its option, purchase the facilities at approximately the amount expended by the Lessor. If OTC elects not to purchase the building or renew the lease, the building would be returned to the Lessor for remarketing, and OTC has guaranteed a residual value equal to 85% of the total construction related costs. If OTC elects not to renew the lease or purchase the building, the guarantee will be approximately $11.2 million. An $0.8 million liability was recorded associated with our guarantee related to the South Holland, Illinois service center. This liability is being amortized over the life of the lease and will expire April 30, 2006.

Financial Instruments—The Company’s derivative financial instruments, which were used to manage risk related to changes in fuel prices, expired on March 31, 2003. Fuel hedging positions were reclassified from accumulated other comprehensive gain to fuel expense over the life of the hedge as fuel was consumed. During the three months ended March 31, 2004 fuel expense was unchanged as there was no fuel hedge activity compared to a decrease of $1.1 million as a result of the hedge activity in the comparable period of 2003. The Company may enter into swaps, futures and/or forward contracts to mitigate the impact of adverse fuel price changes in the future.

Commitments—As of March, 31, 2004, the Company’s self-insured retention arrangements for workers’ compensation and automobile liability were secured by $78.9 million in letters of credit, which were unused, compared to $38.7 million as of March 31, 2003. The increase in the letters of credit resulted primarily as the surety bond market has deteriorated and the Company has replaced surety bonds with letters of credit. Additionally the increase resulted from the Company being a stand-alone entity and having to obtain letters of credit rather than relying on UPC letters of credit.

Goodwill—As a result of the acquisition of Motor Cargo, the Company recognized $13.2 million in goodwill and $3.0 million in non-amortizable intangible assets. The Company expects to perform the required annual goodwill impairment assessment on a recurring basis at the end of the third quarter each year, or more frequently if events or changes in circumstances resulting in goodwill impairment arise.

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

From 1986 until November 5, 2003, the Company was a wholly-owned subsidiary of UPC. Although we operated as a separate business, distinct from UPC’s other activities, we relied on UPC for certain support functions, as well as financial support. Following the Divestiture Transaction, we no longer receive interest income from UPC, which accounted for $3.2 million of interest income in the first quarter of 2003, and we expect to incur certain costs in connection with operating as a stand-alone company that will exceed the costs that were incurred or were charged to us by UPC. We currently estimate that we will incur approximately $8.3 million per year of incremental pre-tax operating expenses as a result of becoming a stand-alone public company. These stand-alone costs include certain administrative costs for services previously performed for us by UPC, such as cash management, internal audit and information services, as well as incremental costs we will incur, including SEC compliance, insurance, corporate secretary, shareholder relations, government relations and non-employee director costs. In addition, Overnite incurred indebtedness under the Credit Agreement in order to make a payment to UPC in connection with the Divestiture Transaction, and may incur future indebtedness as may be necessary to finance working capital, capital expenditures, other general corporate purposes and to support letters of credit.

During 2002, the Company was able to resolve a number of key labor issues. On October 24, 2002, the International Brotherhood of Teamsters (the “Teamsters”) discontinued a three-year nationwide strike of OTC without obtaining any contracts or concessions from OTC. Commencing in July 2002, OTC employees began to decertify the Teamsters as their collective bargaining representatives at OTC service centers. This decertification process has resulted in the Teamsters losing representation rights at all of the 26 OTC service centers where they had previously gained certified representation rights, meaning that the Teamsters are no longer acting as the collective bargaining representative for employees at these locations. While the Teamsters no longer represent any of our OTC employees, the Teamsters represent employees at two Motor Cargo service centers located in Salt Lake City, Utah and Reno, Nevada, constituting approximately 11% of the total Motor Cargo workforce at 36 centers, or approximately 1% of our total Overnite employees. However, these employees are not subject to the terms of the National Master Freight Agreement, which was entered into by the Teamsters and a number of national LTL carriers in 2003. On September 15, 2003, employees at Motor Cargo’s Reno service center filed a petition to decertify the Teamsters as their collective bargaining representative. At the decertification held on October 23 and 24, 2003, employees at Motor Cargo’s Reno service center voted to retain the Teamsters as their collective bargaining representative.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause the Company’s actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to: whether we are fully successful in implementing our financial and operational initiatives; industry competition; conditions, performance and consolidation; legislative and/or regulatory developments; the effects of adverse general economic conditions, both within the United States and globally; any adverse economic or operational repercussions from terrorist activities, any government response thereto and any future terrorist activities, war or other armed conflicts; changes in fuel prices; changes in labor costs; labor stoppages; the outcome of claims and litigation; natural events such as severe weather, floods and earthquakes and other factors described in the Company’s filings with the SEC, including under “Risk Factors” under Item 1 of our annual report on Form 10-K for the year ended December 31, 2003.

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

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to

Three Months Ended March 31, 2003

The following table sets forth certain statement of income data expressed as a percentage of operating revenue.

	Three Months Ended March 31,
	2004	2003
Operating revenue	100.0%	100.0%
Operating expenses
Salaries, wages and employee benefits	60.1	60.9
Supplies and expenses	8.6	8.8
Operating taxes	3.7	3.8
Claims and insurance	3.2	3.0
Rents and purchased transportation	10.9	10.4
Communication and utilities	1.5	1.6
Depreciation	4.0	4.2
Other	4.3	3.6

Total operating expenses	96.3	96.3

Operating income	3.7	3.7
Other income and expense
Interest income from parent	—	1.0
Interest expense	0.4	0.1
Other income	0.0	0.0

Income before income taxes	3.3	4.6
Income tax expense (benefit)	1.3	1.9

Net income	2.0%	2.7%

The following table provides operating statistics for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Gross weight hauled (millions of pounds)(1)
LTL	2,204.6	1,977.3
Truckload	439.0	363.8

Total	2,643.6	2,341.1

Shipments (thousands)(1)
LTL	2,336.1	2,238.8
Truckload	30.5	25.1
Dedicated	20.1	20.7

Total shipments	2,386.7	2,284.6

LTL revenue per LTL hundredweight (excluding fuel surcharge)(1)	$14.54	$14.88
Operating ratio (2)	96.3%	96.3%

(1)	Effective January 1, 2004 less than truckload (LTL) weight, shipments, LTL weight per LTL shipment and LTL revenue per LTL hundredweight include all shipments with weight under 10,000 pounds. Truckload (TL) weight and shipments include shipments with weight of 10,000 pounds or more. Previously, LTL and TL shipments and weight were determined by weight as well as the size of the shipment.

Weight, shipments, LTL weight per LTL shipment and LTL revenue per LTL hundredweight for the first quarter of 2003 have been calculated on a consistent basis with the definition described above which became effective January 1, 2004.

(2)	Operating ratio is total operating expenses divided by total operating revenue.

Results of operations for the three months March 31, 2004 compared to the three months ended March 31, 2003:

Operating Revenue

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

For the three months ended March 31, 2004, operating revenue was $378.5 million, an increase of $37.3 million or 10.9%, from $341.2 million for the comparable period of 2003. Operating revenue consists of six components: LTL volume shipped, LTL revenue per LTL hundredweight excluding fuel surcharges (“LTL Rate Factor”), dedicated truckload service, fuel surcharges, truckload service and other services. The increase in operating revenue resulted from an 11.5% increase in LTL volume, which contributed approximately $33.8 million in additional operating revenue, partially offset by a 2.3% decrease in the LTL Rate Factor, which reduced operating revenue approximately $7.5 million. The increase in operating revenue during the three months was also due to increased length of haul in our dedicated truckload service, which accounted for approximately $3.5 million of the increase in operating revenue, and an increase of $3.2 million in revenue from fuel surcharges. Our truckload service and other revenue sources together combined for a net increase in revenue of $4.3 million.

For the three months ended March 31, 2004, operating revenue at OTC was $338.3 million, an increase of $33.0 million, or 10.8%, compared to operating revenue of $305.3 million for the three months ended March 31, 2003. LTL volume at OTC increased 11.6%, contributing approximately $30.5 million in additional revenue. The LTL Rate Factor decreased by 2.4%, reducing operating revenue by approximately $7.2 million. Fuel surcharges contributed an additional $2.7 million, as a result of higher fuel prices. Dedicated truckload service contributed $3.5 million in additional revenue and operating revenue from truckload services increased by $3.5 million.

For the three months ended March 31, 2004, operating revenue at Motor Cargo was $40.2 million, an increase of $4.3 million, or 11.9%, from $35.9 million in the comparable period of 2003. Operating revenue at Motor Cargo from LTL business increased by $3.3 million as a result of an 11.1% increase in LTL volume. Operating revenue from fuel surcharges contributed an additional $0.5 million. Truckload services and other services contributed $0.8 million in additional operating revenue.

Operating Expenses

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

For the three months ended March 31, 2004, operating expenses were $364.6 million, an increase of $36.0 million, or 10.9%, from $328.6 million for the comparable period in 2003. As a percentage of operating revenue, operating expenses averaged 96.3%, for the three months ended March 31, 2004 and 2003. Operating expenses for the three months ended March 31, 2004 included $1.9 million in stand-alone expenses which represent incremental costs resulting from the initial public offering. Operating expenses at OTC were $326.1 million for the three months ended March 31, 2004, an increase of $32.3 million, or 11.0%, from $293.8 million for the comparable period in 2003. Operating expenses at Motor Cargo were $38.5 million for the three months ended March 31, 2004, an increase of $3.7 million, or 10.4%, from $34.8 million for the comparable period in 2003.

For the three months ended March 31, 2004 operating expenses were primarily affected by changes in salaries, wages and employee benefits, supplies and expenses, operating taxes, rents and purchased transportation, claims and insurance and other expenses.

For the three months ended March 31, 2004, salaries, wages and employee benefits were $227.3 million compared to $207.9 million for the comparable period in 2003. As a percentage of operating revenue salaries, wages and employee benefits decreased from 60.9% in 2003 to 60.1% in 2004. Salaries, wages and employee benefits for the three months ended March 31, 2004 included $0.4 million in stand-alone expenses, which represent incremental costs as a result of the initial public offering. In terms of absolute expenses, salaries and wages were $157.4 million for the three months ended March 31, 2004, an increase of $12.3 million, or 8.5%, from $145.1 million in the comparable period of 2003. The increase in salaries and wages was due to wage inflation and a 3.1% increase in the average number of employees over the period. The increase in the number of employees was primarily due to the increase in LTL volume shipped. Employee benefits were $69.9 million for the three months ended March 31, 2004, an increase of $7.1 million, or 11.3%, from $62.8 million for the comparable period in 2003. Employee benefit expenses were primarily affected by pension and other post employment benefit cost increases and the 3.1% increase in the average number of employees. Expenses related to pension and other post retirement benefits were $12.7 million for the three months ended March 31, 2004, an increase of $2.2 million, or 21.0%, from $10.5 million in the comparable period in 2003. This increase was primarily attributable to the lower than expected returns on pension assets in the years 2000 through 2002 and declines in interest rates. The cost of healthcare benefits for active employees was $21.1 million in the three months ended March 31, 2004, an increase of $2.9 million, or 15.9%, from $18.2 million in the comparable period in 2003.

Supplies and expenses were $32.6 million in the three months ended March 31, 2004, an increase of $2.5 million, or 8.3%, from $30.1 million for the comparable period in 2003. Supplies and expenses decreased to 8.6% of operating revenue in the three months ended March 31, 2004 from 8.8% in the comparable period of 2003. The increase in expense was primarily due to the increase in fuel expense resulting from the 6.2% increase in miles driven, which added $1.0 million in incremental expenses. Maintenance and facilities supplies expenses were $14.7 million for the three months ended March 31, 2004, an increase of $1.3 million, or 9.7%, from $13.4 million in the comparable period in 2003. Maintenance and facilities supplies expenses increased as a result of increased volume and the 6.2% increase in miles driven during the three months ended March 31, 2004.

Operating taxes were $14.0 million for the three months ended March 31, 2004, an increase of $1.1 million, or 8.5%, from $12.9 million for the comparable period in 2003. Operating taxes decreased to 3.7% of operating revenue in the three months ended March 31, 2004 from 3.8% in the comparable period of 2003. The increase in expense was primarily attributable to the 6.2% increase in miles driven in the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

For the three months ended March 31, 2004, claims and insurance expenses were $12.1 million, an increase of $1.8 million, or 17.9%, from $10.3 million for the comparable period in 2003. Claims and insurance expenses increased to 3.2% of operating revenue in the three months ended March 31, 2004 from 3.0% for the comparable period in 2003. Claims and insurance expenses for the three months ended March 31, 2004 included $0.6 million in stand-alone expenses, which represent incremental costs as a result of the initial public offering. Provisions to our liability reserves for injury or property damages increased by $1.0 million for the three months ending March 31, 2004, primarily due to an increase in the number of shipments and volume. Provisions for cargo claims increased $0.3 million, or 4.9%, primarily due to the increases in shipments and volume discussed above.

For the three months ended March 31, 2004, rents and purchased transportation expenses were $41.2 million, an increase of $5.6 million, or 15.7%, from $35.6 million in the comparable period of 2003. As a percentage of operating revenue these expenses increased from 10.4% during the three months ended March 31, 2003 to 10.9% for the three months ended March 31, 2004. These costs include the use of other trucking carriers for both inter-city and local delivery services to supplement our resources, provide flexibility and enable us to maintain service levels as we absorbed the increased volume. Our use of these resources increased by $6.4 million, or 37.2%, over the comparable period of 2003 and was the result of volume growth and the Company utilizing purchased transportation to handle the higher than expected volume growth. These cost increases were partially offset by a reduction in the use of rail carriers to provide long distance haul support, which decreased by $2.4 million, or 31.2%, from the comparable period of 2003.

For the three months ended March 31, 2004, other expenses were $16.8 million, an increase of $4.8 million, or 40.3%, from $12.0 million in the comparable period of 2003. As a percentage of operating revenue these expenses increased from 3.5% during the three months ended March 31, 2003 to 4.4% for the three months ended March 31, 2004. Other expenses for the three months ended March 31, 2004 included $0.8 million in stand-alone expenses, which represent incremental costs as a result of the initial public offering. For the three months ended March 31, 2004 provision for bad debt increased $2.8 million over the comparable period of 2003 as a result of higher revenue. General supplies and maintenance increased $1.2 million for the three months ended March 31, 2004 over the comparable period of 2003. For the three months ended March 31, 2004, professional services increased $0.5 million, from the comparable period of 2003.

Operating Income

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

For the three months ended March 31, 2004, operating income was $14.0 million, an increase of $1.4 million, or 11.0%, compared to $12.6 million in the comparable period of 2003. Operating income for the three months ended March 31, 2004 included $1.9 million in stand-alone expenses, which represent incremental costs as a result of the initial public offering. Our operating ratio of 96.3% was unchanged compared to the comparable period of 2003. For the three months ended March 31, 2004, operating income at OTC was $12.2 million, an increase of $0.7 million, or 6.4%, from $11.5 million in the comparable period of 2003. For the three months ending March 31, 2003, the operating ratio for OTC increased to 96.4% compared to 96.2% for the comparable period of 2003. For the three months ended March 31, 2004, operating income at Motor Cargo was $1.8 million, an increase of 60.0% from $1.1 million in the comparable period of 2003. For the three months ended March 31, 2004, the operating ratio for Motor Cargo was 95.6% compared to 96.9% for the comparable period of 2003.

Other Income and Expense Items. For the three months ended March 31, 2004 there was no interest income received from UPC compared with $3.2 million for the three months ended March 31, 2003. This decrease was the result of no longer receiving intercompany interest income after the Divestiture Transaction. Interest expense for the three months ended March 31, 2004 was $1.3 million, an increase of $1.0 million compared to $0.3 million for the comparable period of 2003, primarily as a result of the debt incurred in connection with the Divestiture Transaction.

Income Taxes. Income taxes were $5.1 million in the first three months of 2004, at an effective tax rate of 40.5%, compared to $6.3 million in the comparable period of 2003, at an effective tax rate of 40.2%.

Net Income. As a result of the foregoing, net income for the three months ended March 31, 2004 was $7.5 million, a decrease of $1.8 million, or 19.2%, from $9.3 million in the comparable period of 2003. OTC contributed $6.4 million in net income for the three months ended March 31, 2004 compared to $8.5 million in net income in the comparable period of 2003. Motor Cargo contributed $1.1 million of net income in the three months ended March 31, 2004 compared to $0.8 million in net income in the comparable period of 2003.

Pro Forma Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

As described in “Basis of Presentation” in Item 1 of this quarterly report on Form 10-Q, we became a stand-alone public company on November 5, 2003, as a result of the Divestiture Transaction and initial public offering. Pro forma results have been provided to present results as if we had been a public entity for the quarter ended March 31, 2003.

We have included pro forma net income, pro forma operating income and pro forma operating ratio, including applicable pro forma earnings per share amounts for the quarter ended March 31, 2003. These pro forma financial measures are alternatives to measures determined in accordance with generally accepted accounting principles (“GAAP”). They should not be considered in isolation or as an alternative to measures determined in accordance with GAAP. Set forth below is a reconciliation of these pro forma non-GAAP financial measures to the most directly comparable financial measures calculated and reported in accordance with GAAP.

We have included these non-GAAP financial measures to reflect our operations and financial performance as an independent, stand-alone entity for the quarter ended March 31, 2003. Management believes that these non-GAAP financial measures are more reflective of our continuing operations as they present investors with information about the impact of the divestiture from UPC and the initial public offering on our operations and, in doing so, improve transparency to investors and enhance period-to-period comparability of operations and financial performance.

Pro forma operating income for the first quarter of 2003 includes stand-alone operating expenses equivalent to the first quarter of 2004, as shown below, and is calculated as if the divestiture had occurred on January 1, 2003.

Pro forma net income for the first quarter of 2003 excludes the after-tax effects of $3.2 million of intercompany interest income received from UPC. Pro forma net income also includes the after-tax effects of incremental stand-alone operating expenses and includes the after-tax effects of interest expense as if the divestiture had occurred on January 1, 2003. The table below shows the calculation of pro forma net income for the quarter ended March 31, 2003.

Three Months Ended March 31, 2003
(amounts in thousands, except share, per share and operating ratio data)
Operating income as reported	$12,589
Less: pro forma calculation of three months of stand alone expenses	1,850

Pro forma operating income	$10,739

Pro forma operating ratio	96.9%

Net Income as reported	$9,319
Less: pro forma calculation of three months of stand alone expenses	1,110
Less: elimination of intercompany interest income	1,946
Less: pro forma calculation of three months of stand alone interest expense	624

Pro forma net income	$5,639

Pro forma earnings per share:
Basic	$0.20
Diluted	$0.20
Pro forma shares outstanding:
Basic	27,761,944
Diluted	27,836,496

Liquidity and Capital Resources

Net cash provided by operating activities was $35.2 million during the first three months of 2004, an increase of $5.8 million, or 19.7%, from $29.4 million during the comparable period of 2003. Net cash from operations is attributable primarily to net income, adjusted for depreciation, changes in working capital items and pension plan contributions. During the first three months of 2004 we made no contributions to our pension plans compared to a $20.0 million contribution, made on a voluntary basis, in the comparable period of 2003. We made a $10 million contribution in April 2004.

Our business requires substantial ongoing capital investments, particularly for replacement of revenue equipment, such as trucks, tractors and trailers. Capital expenditures totaled $5.9 million in the three months ended March 31, 2004 compared to $11.3 million for the comparable period of 2003, as set forth in the following table:

	Three Months Ended March 31,
	2004	2003
	(Thousands of Dollars)
Revenue equipment	$989	$8,820
Land and buildings	1,756	2,273
Technology equipment and software	2,489	174
Other equipment	680	51

Total capital expenditures	$5,914	$11,318

During the first three months of 2004, we acquired 18 tractors and 58 trailers, which replaced older units in our fleet. The $5.4 million decrease in capital expenditures between the first quarter of 2004 and 2003 relates primarily to the acquisition of a service center in Bakersfield, California in the first quarter of 2003 and the purchase of revenue equipment. We expect capital expenditures to total $75 million to $85 million for the year ended December 31, 2004.

Historically, our capital expenditures have been funded primarily through cash provided by operations and to a lesser extent by the proceeds from sales of used equipment and facilities. We generated cash proceeds from the sale of used tractors and trailers in the amount of $0.6 million in the first three months of 2004 compared to $0.4 million in the comparable period of 2003.

Financing activities prior to the Divestiture Transaction consisted primarily of cash forwarded to UPC, including dividends and intercompany cash advances. Cash dividends were historically paid in an amount equal to $16.0 million per year. Intercompany cash advances were made to UPC periodically each month when cash was generated in excess of what is anticipated to fund our operations, including expected capital expenditures. Neither dividend payments to UPC nor cash advances to or from UPC continued after the Divestiture Transaction and the initial public offering.

During the first three months of 2004 we paid a dividend of $1.1 million to our shareholders and repaid $3.1 million of debt. During the first three months of 2003, we forwarded cash to UPC, including dividends and intercompany advances, totaling $11.2 million.

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

Borrowings under the term loan and revolving loan facility bear interest, at our option, at either adjusted LIBOR or the alternate base rate, plus a spread based upon our credit rating. The rate of interest at March 31, 2004 was 2.59%. Outstanding letters of credit to be issued under the revolving loan facility will be subject to a per annum fee equal to the applicable spread over adjusted LIBOR for revolving loans.

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

On April 10, 2004, the Pension Funding Equity Act of 2004 (“the Act”) was approved. As a result, discount rates used to calculate pension funding requirements for 2004 and 2005 will be based upon long-term corporate bond rates. In years prior to 2004, discount rates used to calculate pension funding requirements were based upon the 30-year Treasury rate which in general have been slightly lower than those required under the Act.

We made a $10 million voluntary contribution in April 2004 and intend to voluntarily contribute an additional $20.0 million to its pension plans in 2004, although no contributions are required.

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

Healthcare, Pension and Other Post Employment Benefits Obligations

Independent consultants and actuaries are used to develop estimates of healthcare, pension and other post employment benefits, or OPEB, costs. With regard to pension obligations, actuarial consultants provide valuations of the future obligations compared to the value of plan assets and earnings of the plan assets for the current and future years, using demographics of the current and future work force. We exercise oversight over the basic assumptions used to develop pension, healthcare and OPEB costs, including an estimated rate of asset returns, salary increases, discount rates and rates of inflation of medical costs, the demographic assumptions of the current and future work force and life expectancy of the retired work force. Information regarding these assumptions is set forth in the notes to our audited consolidated financial statements, and these assumptions are evaluated for fairness by our actuaries.

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

Goodwill and Intangible Assets

Under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill and other intangible assets having indefinite useful lives are periodically tested for impairment and a charge is taken to the extent of any impairment. Under FAS 142, we are required to perform impairment tests at least annually, and we have elected to perform our annual impairment tests at the end of the third quarter of each fiscal year. We are also required to perform impairment tests whenever events or changes in circumstances indicate that the carrying value of goodwill or intangible assets may not be recoverable. The acquisition of Motor Cargo was accounted for as a purchase transaction and the purchase price was allocated among tangible assets, intangible assets and goodwill, in accordance with FASB Statement No. 141, “Business Combinations” and FAS 142. Our statement of financial position as of December 31, 2003 includes a non-amortizable intangible asset related to the Motor Cargo brand name of $3.0 million and goodwill of $13.2 million. We completed our annual review of goodwill and intangible assets to test for impairment and concluded that there was no indication of impairment, as of September 30, 2003, with respect to goodwill or intangible assets.

Environmental Matters

We generate and transport hazardous and nonhazardous materials and we are subject to Federal, state and local environmental laws and regulations. A liability of $0.7 million has been accrued as of March 31, 2004 for future cleanup costs at all petroleum storage and hazardous substance release sites where our obligation is probable and where such costs can be reasonably estimated. We believe that we have adequately identified and estimated the ultimate share of costs at sites where we are alleged to be subject to joint and several liability. Future environmental obligations are not expected to have a material impact on our results of operations or financial condition.

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

Seasonality

Our shipment level and revenue mix are subject to seasonal trends common in the transportation industry. Financial results in the first and fourth quarters are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses including costs related to accidents. The second and third quarters reflect increased demand for services during the spring and summer months, which generally results in improved operating margins.

Item 3 . Quantitative and Qualitative Disclosures About Market Risk

When fuel costs exceed our planned levels, we seek to charge a portion of the higher cost to our customers through a fuel surcharge. While we have historically been able to offset significant increases in fuel prices through fuel surcharges, we cannot be certain that we will be able to do so in the future. The fuel surcharges we negotiate with our customers only apply when our fuel costs exceed specified levels. Accordingly, in order to protect against fluctuations in fuel prices that will not be covered by fuel surcharges, we have historically entered into fuel hedging arrangements. In the event we are not hedged, we are at risk to the extent that changes in the market price of fuel are not covered by our negotiated fuel surcharge arrangements. Alternatively, while the use of fuel hedging arrangements may provide us with protection from adverse fluctuations in fuel prices, by utilizing these arrangements we potentially forgo the benefits that might result from favorable fluctuations in fuel prices or, in some cases, we may incur hedging losses. We have not hedged any of our remaining forecasted fuel consumption for 2004.

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

On January 30, 2004, the Company filed a current report on Form 8-K to furnish under Items 7 & 12 Overnite’s press release presenting Overnite’s fourth-quarter results. (Not incorporated by reference).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 7, 2004

OVERNITE CORPORATION (Registrant)

By	/s/ PATRICK D. HANLEY
Patrick D. Hanley Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By	/s/ MICHAEL S. LIEBSCHWAGER
Michael S. Liebschwager Vice President and Controller (Principal Accounting Officer)