Form 10-Q
period 2004-06-30
OVERNITE CORP
filed 2004-08-10
CIK 1061859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000 – 24573

Overnite Corporation

(Exact name of registrant as specified in its charter)

Virginia	04-3770212
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Semmes Avenue, Richmond, Virginia

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

As of July 23, 2004, there were 28,007,524 shares of the Registrant’s Common Stock outstanding.

OVERNITE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(Thousands of Dollars)		(Thousands of Dollars)
Operating Revenue	$418,528	$371,987	$797,059	$713,208

Operating Expenses:
Salaries, wages and employee benefits	239,924	220,814	467,243	428,755
Supplies and expenses	37,443	30,548	69,993	60,617
Operating taxes	14,169	13,414	28,178	26,331
Claims and insurance	14,969	14,821	27,069	25,083
Rents and purchased transportation	45,208	37,809	86,369	73,377
Communication and utilities	4,909	5,166	10,444	10,660
Depreciation	14,874	14,364	29,932	28,754
Other	17,814	14,048	34,635	26,039

Total operating expenses	389,310	350,984	753,863	679,616

Operating Income	29,218	21,003	43,196	33,592

Other Income and Expense:
Interest income from Union Pacific Corporation	—	3,726	—	6,969
Interest expense	1,290	410	2,636	769
Other income	91	196	130	297

Income before Income Taxes	28,019	24,515	40,690	40,089
Income tax expense	11,207	9,803	16,344	16,058

Net Income	$16,812	$14,712	$24,346	$24,031

Earnings and dividends per share:
Net income per share – basic	$0.61	$0.53	$0.88	$0.87

Net income per share – diluted	$0.60	$0.53	$0.87	$0.87

Number of shares – basic	27,764,103	27,500,000	27,763,024	27,500,000

Number of shares – diluted	27,904,104	27,500,000	27,870,300	27,500,000

Dividends declared	$0.04	N/A	$0.08	N/A

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	At June 30, 2004	At December 31, 2003
	(Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents	$36,805	$11,068
Accounts receivable (net of allowances of $16,705 in 2004 and $14,848 in 2003)	178,471	152,285
Inventories	10,378	9,569
Current deferred income tax asset	8,643	8,643
Other current assets	10,872	16,693

Total current assets	245,169	198,258

Properties:
Cost	997,495	1,009,443
Accumulated depreciation	(513,163)	(509,997)

Net properties	484,332	499,446

Other Assets:
Deferred income tax asset	77,999	81,126
Goodwill and intangible asset	16,232	16,232
Intangible pension asset	20,375	20,375
Other assets	14,528	15,293

Total assets	$858,635	$830,730

LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,503	$34,268
Employee savings plan	19,875	18,125
Accrued wages and benefits	73,907	60,646
Accrued casualty costs	51,634	48,488
Income and other taxes	1,474	10,151
Retiree benefit obligation	11,400	11,400
Current portion of long-term debt	12,500	12,500
Promissory note to Union Pacific Corporation	—	1,000
Other current liabilities	5,323	5,268

Total current liabilities	216,616	201,846

Non-current Liabilities:
Long-term debt, less current portion	109,250	115,500
Accrued casualty costs	23,450	23,450
Retiree benefits obligation	104,224	107,817
Other liabilities	1,013	1,049

Total non-current liabilities	237,937	247,816

Commitments and contingencies
Common Shareholders’ Equity:
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 28,005,675 shares at June 30, 2004 and 27,913,720 at December 31, 2003	280	279
Paid-in surplus	1,277,563	1,275,415
Accumulated deficit	(821,805)	(843,911)
Unearned deferred compensation	(3,986)	(2,745)
Accumulated other comprehensive loss	(47,970)	(47,970)

Total common shareholders’ equity	404,082	381,068

Total liabilities and common shareholders’ equity	$858,635	$830,730

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2004	2003
	(Thousands of Dollars)
Operating Activities:
Net income	$24,346	$24,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,932	28,754
Provision for doubtful accounts	6,738	1,566
Deferred income taxes	3,127	3,267
Change in retiree obligations, net	(3,593)	(13,289)
Other—net	1,636	(547)
Changes in current assets and liabilities, net	(12,141)	29,625

Cash provided by operating activities	50,045	73,407

Investing Activities:
Capital investments	(15,633)	(27,574)
Proceeds from sale of assets	815	593

Cash used in investing activities	(14,818)	(26,981)

Financing Activities:
Repayment of debt	(7,250)	—
Dividends paid to shareholders	(2,240)	—
Cash overdraft	—	(2,844)
Dividends paid to Union Pacific Corporation	—	(8,000)
Advances to Union Pacific Corporation, net	—	(33,278)

Cash used in financing activities	(9,490)	(44,122)

Net Change in Cash:	25,737	2,304
Cash at beginning of year	11,068	2,086

Cash at end of period	$36,805	$4,390

Changes in Current Assets and Liabilities, net:
Accounts receivable	$(32,924)	$(18,779)
Income taxes receivable	—	25,381
Inventories	(809)	1,208
Other current assets	5,821	1,631
Accounts, wages and benefits payable	19,496	7,946
Employee savings plan	1,750	4,042
Other current liabilities	56	(1,635)
Income and other taxes payable	(8,677)	10,637
Casualty cost	3,146	(806)

Total	$(12,141)	$29,625

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$2,533	$680
Income taxes, net	$22,524	$(24,037)

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements for Overnite Corporation (prior to November 5, 2003, Overnite Holding, Inc.) and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial presentation. In the opinion of management, the financial statements include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for Overnite Corporation (“Overnite”) for the year ended December 31, 2003. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results for the entire year ending December 31, 2004.

Unless the context otherwise requires, all references herein to “we,” “us,” “our,” and “the Company” are to Overnite Corporation and its subsidiaries.

On November 5, 2003 Union Pacific Corporation (“UPC”) completed the divestiture of its entire interest in Overnite Holding, Inc. through an initial public offering. In order to facilitate the offering, immediately prior to the consummation of the offering, Overnite Corporation acquired from UPC all of the outstanding common stock of Overnite Holding, Inc. In exchange, Overnite Corporation issued to UPC (1) 27.5 million shares of its common stock, which represented all of the outstanding shares of common stock of Overnite Corporation upon consummation of the transaction, and (2) a $1.0 million promissory note payable six months following the date of consummation of the transaction. In addition, subsequent to this transaction but immediately prior to the consummation of the offering, Overnite Holding, Inc. (“Overnite Holding”) paid to UPC a dividend consisting of $128.0 million in cash and the forgiveness of the net intercompany advances to UPC as of the date of the transaction, which totaled $222.1 million. This series of transactions is referred to as the “Divestiture Transaction.”

Concurrent with the Divestiture Transaction, Overnite Corporation and Overnite Transportation Company entered into a $300 million credit agreement (the “Credit Agreement”) with a syndicate of lenders. A total of $128.0 million was drawn immediately to pay the cash dividend described in the preceding paragraph.

Following the Divestiture Transaction, Overnite Holding became a direct wholly owned subsidiary of Overnite Corporation and Overnite Transportation Company and Motor Cargo Industries, Inc. became indirect wholly owned subsidiaries of Overnite Corporation. UPC sold 100% of the shares of common stock of Overnite Corporation that it received in the Divestiture Transaction in the initial public offering.

Note 1. Business

Overnite Corporation, through its primary operating subsidiaries, is a leading predominantly non-union provider of less than truckload (“LTL”) transportation service, offering a full spectrum of regional, inter-regional and long-haul services nationwide. The Company serves a diverse customer base through a network of 207 service centers located near metropolitan centers. The Company operates through two principal subsidiary companies, Overnite Transportation Company (“Overnite Transportation” or “OTC”) and Motor Cargo Industries, Inc. (“Motor Cargo”). OTC operates on a nationwide basis and Motor Cargo operates primarily in the Western United States.

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 2. Earnings and Dividends Per Share

The following table presents information necessary to calculate basic and diluted earnings per share and common equivalent shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(thousands except share and per share amounts)		(thousands except share and per share amounts)
Net income	$16,812	$14,712	$24,346	$24,031

Basic EPS
Weighted average shares outstanding – basic	27,764,103	27,500,000	27,763,024	27,500,000

Net income per share	$0.61	$0.53	$0.88	$0.87

Diluted EPS
Weighted average shares outstanding – basic	27,764,103	27,500,000	27,763,024	27,500,000
Dilutive effect of stock options	53,625	—	44,209	—
Dilutive effect of retention shares	86,376	—	63,067	—

Weighted average shares outstanding – diluted	27,904,104	27,500,000	27,870,300	27,500,000

Net income per share	$0.60	$0.53	$0.87	$0.87

Basic earnings per share is calculated on the weighted average number of common shares outstanding during each period. Diluted earnings per share includes shares issuable upon exercise of outstanding stock options and stock-based awards where such instruments would be dilutive.

On January 22, 2004, the Company’s board of directors declared the Company’s first regular quarterly dividend of $0.04 per share. The dividend was paid on March 17, 2004 to shareholders of record on February 25, 2004. On May 14, 2004, the Company’s board of directors declared the Company’s second regular quarterly dividend of $0.04 per share. The dividend was paid on June 17, 2004 to shareholders of record on May 27, 2004. Dividends per share are omitted for the three months and six months ended June 30, 2003 as the Company was a wholly-owned subsidiary of UPC and therefore would not be meaningful.

Note 3. Comprehensive Income

For the six months ended June 30, 2004 and June 30, 2003, the Company recognized total comprehensive income of $24.3 million and $23.5 million, respectively. For the six months ended June 30, 2004, the Company recognized no other comprehensive income or loss, compared to other comprehensive loss of $0.5 million for the six months ended June 30, 2003. Other comprehensive loss for the six-month period ended June 30, 2003 related primarily to the effective portion of the changes in the fair values of derivatives designated as hedging instruments related to fuel.

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

The following tables reflect asset information for the Company as of June 30, 2004 and December 31, 2003, and capital expenditures and depreciation expense for the three-month and six-month periods ended June 30, 2004 and 2003:

	As of
	June 30, 2004	December 31, 2003
	(Thousands of Dollars)
Assets:
OTC	$732,073	$710,752
Motor Cargo	126,562	119,978

Consolidated	$858,635	$830,730

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Thousands of Dollars)		(Thousands of Dollars)
Capital Expenditures:
OTC	$6,840	$10,981	$11,532	$21,346
Motor Cargo	2,879	5,275	4,101	6,228

Consolidated	$9,719	$16,256	$15,633	$27,574

Depreciation Expense:
OTC	$12,961	$12,284	$26,080	$24,403
Motor Cargo	1,913	2,080	3,852	4,351

Consolidated	$14,874	$14,364	$29,932	$28,754

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following table reflects operating segment information of the Company for operating revenue, operating income and net income for the three-month and six-month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Thousands of Dollars)		(Thousands of Dollars)
Operating Revenue:
OTC	$372,660	$331,770	$710,995	$637,084
Motor Cargo	45,868	40,217	86,064	76,124

Consolidated	$418,528	$371,987	$797,059	$713,208

Operating Income:
OTC	$25,664	$18,517	$37,892	$30,011
Motor Cargo	3,554	2,486	5,304	3,581

Consolidated	$29,218	$21,003	$43,196	$33,592

Net Income:
OTC	$14,590	$13,092	$21,004	$21,657
Motor Cargo	2,222	1,620	3,342	2,374

Consolidated	$16,812	$14,712	$24,346	$24,031

Note 5. Related Party Transactions

Until the date of the Divestiture Transaction, advances to and from UPC accrued interest at a 7.5% annual interest rate. The Company earned $7.0 million of interest income related to the receivable from UPC in the first six months of 2003. The receivable from UPC was eliminated on November 5, 2003 as a result of the Divestiture Transaction.

Until the date of the Divestiture Transaction, the Company and UPC completed transportation arrangements for each other’s customers and billed each other in accordance with intermodal agreements and other contracts in the normal course of business, at commercial terms that were equitable to all parties. During the six months ended June 30, 2003 these intercompany transactions included in the Company’s operating revenue amounted to $2.2 million.

Note 6. Long-term debt

Long-term debt at June 30, 2004 consisted of $121.8 million outstanding under the Credit Agreement entered into at the time of the Divestiture Transaction. The Credit Agreement provides for total borrowings of $300 million, consisting of a term loan of $125 million and a revolving loan of $175 million, of which up to a maximum of $150 million is available for the issuance of letters of credit.

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

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Borrowings under the term loan and the revolving loan facility bear interest, at the Company’s option, at either adjusted LIBOR or the alternate base rate, plus a spread based upon our credit rating. The effective interest rate at June 30, 2004 was 2.84%. For the six months ended June 30, 2004 the average interest rate was 2.61%. Outstanding letters of credit to be issued under the revolving loan facility will be subject to an annual fee equal to the applicable spread over adjusted LIBOR for revolving loans. Letters of credit outstanding under the Credit Agreement were $69.2 million at June 30, 2004. The Company is also required to pay administrative fees, commitment fees, letter of credit issuance and administration fees and certain expenses, and to provide certain indemnities, all of which the Company believes to be customary for financings of this type.

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. Specifically, the Credit Agreement contains financial covenants regarding maximum leverage ratios, a minimum fixed charge coverage ratio and a minimum asset coverage ratio. Obligations under the Credit Agreement are guaranteed by Overnite and certain of our domestic subsidiaries, including Motor Cargo, and are secured by a first-priority lien on and security interest in all of the capital stock of Overnite Holding, Overnite, Inc. and OTC, as well as all of the capital stock held by OTC and any guarantor under the Credit Agreement.

The Company’s long-term debt at June 30, 2004 consists of:

(Thousands of Dollars)
Term Loan	$118,750
Revolving Loan	3,000

Total Debt	121,750
Current Portion	12,500

Total Long-Term Debt	$109,250

Note 7. Retirement Plans

The Company provides defined pension benefits to eligible employees of OTC and Motor Cargo. OTC pension benefits are based on years of service and compensation during employment and cover substantially all employees. Motor Cargo pension benefits are based solely upon years of service.

On April 10, 2004, the Pension Funding Equity Act of 2004 (“the Act”) was approved. As a result, discount rates used to calculate pension funding requirements for 2004 and 2005 will be based upon long-term corporate bond rates. In years prior to 2004, discount rates used to calculate pension funding requirements were based upon the 30-year Treasury rate which, in general, has been slightly lower than the rates now required under the Act.

During the first six months of 2004, the Company made pension plan contributions of $25.0 million compared to $30.3 million in the comparable period of 2003. The Company plans to voluntarily contribute an additional $5.0 million to its pension plans in 2004, although no contributions are required.

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The amount of net periodic benefit cost for the three months ended June 30, 2004 was $9.1 million compared to $7.5 million for the three months ended 2003. The amount of net periodic benefit cost for the six months ended June 30, 2004 was $18.2 million compared to $14.9 million for the six months ended 2003. The components are summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Thousands of Dollars)		(Thousands of Dollars)
Service cost	$9,087	$8,177	$18,167	$16,253
Interest cost	13,867	12,844	27,726	25,533
Expected return on plan assets	(15,736)	(14,734)	(31,464)	(29,288)
Prior service cost	1,269	1,204	2,538	2,392
Actuarial (gain)loss	595	20	1,192	40

Net periodic benefit cost	$9,082	$7,511	$18,159	$14,930

Note 8. Stock-Based Compensation

The Company has stock-based employee compensation that may consist of options, stock appreciation rights, stock awards or performance shares. The Company participated in UPC’s stock-based employee compensation plans until November 5, 2003. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation expense, related to stock option grants, is reflected in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based employee compensation expense related to restricted stock and other incentive plans is reflected in net income. The following table illustrates the effect on net income for the three-month and six-month periods ended June 30, 2004 and 2003 if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (the “FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Thousands of Dollars Except Per Share Amounts)		(Thousands of Dollars Except Per Share Amounts)
Net income as reported	$16,812	$14,712	$24,346	$24,031
Stock-based employee compensation expense included in reported net income, net of tax	243	795	485	1,309
Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(490)	(1,254)	(880)	(2,219)

Pro forma net income	$16,565	$14,253	$23,951	$23,121

Net income per share, as reported – basic	$0.61	$0.53	$0.88	$0.87

Net income per share, pro forma – basic	$0.60	$0.52	$0.86	$0.84

Net income per share, as reported – diluted	$0.60	$0.53	$0.87	$0.87

Net income per share, pro forma – diluted	$0.60	$0.52	$0.86	$0.84

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted during the three and six months ended June 30, 2004: risk-free interest rates of 3.2%; dividend yield of 0.7%; expected lives of 5 years; and volatility of 44.6%. Assumptions for the three and six months ended June 30, 2003 were: risk free interest rates of 2.9%; dividend yield of 1.5%; expected lives of 5 years; and volatility of 28.4%.

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

Commitments—As of June 30, 2004, the Company’s self-insured retention arrangements for workers’ compensation and automobile liability were secured by $83.6 million in letters of credit, which were unused, compared to $55.4 million as of December 31, 2003. The increase in the letters of credit resulted primarily as the surety bond market has deteriorated and the Company has replaced surety bonds with letters of credit. Additionally the increase resulted from the Company becoming a stand-alone entity and having to obtain letters of credit rather than relying on UPC letters of credit.

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

From 1986 until November 5, 2003, the Company was a wholly-owned subsidiary of UPC. Although we operated as a separate business, distinct from UPC’s other activities, we relied on UPC for certain support functions, as well as financial support. Following the Divestiture Transaction, we no longer receive interest income from UPC, which accounted for $7.0 million of interest income in the first six months of 2003. Furthermore we have incurred certain costs in connection with operating as a stand-alone company that will exceed the costs that were incurred or were charged to us by UPC. These stand-alone costs include certain administrative costs for services previously performed for us by UPC, such as cash management, internal audit and information services, as well as incremental costs we will incur, including SEC compliance, insurance, corporate secretary, shareholder relations, government relations and non-employee director costs. In addition, Overnite incurred indebtedness under the Credit Agreement in order to pay a cash dividend to UPC in connection with the Divestiture Transaction, and may incur future indebtedness to finance working capital, capital expenditures, other general corporate purposes and to support letters of credit.

MANAGEMENT SUMMARY

Operating revenue for the three months ended June 30, 2004 was $418.5 million, an increase of $46.5 million or 12.5% from $372.0 million for the comparable period of 2003. Total operating expense for the three months ended June 30, 2004 was $389.3 million, an increase of $38.3 million or 10.9% from $351.0 million for the comparable period of 2003. The growth in operating revenue for the three months ended June 30, 2004 exceeded the growth in operating expense from the comparable period in 2003 as a result of growth in the economy, general tightness in the TL market, the implementation of new hours of service rules and a general rate increase of approximately 5.95%, effective June 7, 2004, which impacts approximately 30-35% of tonnage.

The following table sets forth certain statement of income data expressed as a percentage of operating revenue.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

	For the three months ended June 30,
	2004	2003	Pro Forma 2003 (1)
	Amounts in Percentages
Operating revenue	100.0%	100.0%	100.0%
Operating expenses
Salaries, wages and employee benefits	57.4	59.4	59.5
Supplies and expenses	8.9	8.2	8.2
Operating taxes	3.4	3.6	3.6
Claims and insurance	3.6	4.0	4.1
Rents and purchased transportation	10.8	10.2	10.2
Communication and utilities	1.2	1.4	1.4
Depreciation	3.5	3.8	3.9
Other	4.2	3.8	3.9

Total operating expenses (2)	93.0	94.4	94.8

Operating income	7.0	5.6	5.2
Other income and expense
Interest income from parent	—	1.0	—
Interest expense	0.3	0.1	0.5
Other income	—	0.1	0.1

Income before income taxes	6.7	6.6	4.8

Income tax expense (benefit)	2.7	2.6	1.9

Net income	4.0%	4.0%	2.9%

Notes:

(1)	Overnite became a stand-alone public company on November 5, 2003, as a result of the Divestiture Transaction. Pro forma results are a non-GAAP measure and have been provided to present results as if we had been a public entity beginning January 1, 2003. For further information see the pro forma discussion beginning on page 23, below.

(2)	The ratio of total operating expenses to operating revenue is referred to as the operating ratio.

Operating Revenue

The following table presents our analysis of the components of operating revenue for the three months ended June 30, 2004. Operating revenue is affected by weight hauled, LTL revenue per LTL hundredweight (Rate Factor) including LTL fuel surcharge, and volume of shipments of our dedicated truckload service.

	Three Months Ended June 30,		Increase (Decrease) from 2003	% Change from 2003
	2004	2003
Operating Revenue by Business Segment
(amounts in thousands of dollars, except for percentages):
OTC LTL (1)	$329,436	$297,113	$32,323	10.9%
OTC TL (1)	24,359	19,013	5,346	28.1
OTC Dedicated TL	18,865	15,644	3,221	20.6
Motor Cargo LTL (1)	39,172	34,351	4,821	14.0
Motor Cargo TL (1)	4,591	4,198	393	9.4
Motor Cargo Other operating revenue	2,105	1,668	437	26.2

Consolidated Operating Revenue	$418,528	$371,987	$46,541	12.5%

Operating Measures
Gross weight hauled (millions of pounds)(1):
LTL	2,385.3	2,150.0	235.3	10.9%
TL	487.7	383.5	104.2	27.2

Total	2,873.0	2,533.5	339.5	13.4%

Dedicated TL Shipments (in thousands)	20.8	19.8	1.0	5.1%
LTL weight per LTL shipment (hundreds of pounds) (2)	953.3	875.1	78.2	8.9
LTL revenue per LTL hundredweight (including fuel surcharge)(2)	$15.45	$15.42	$0.03	0.2
Length of haul (miles)	764.1	778.3	(14.2)	(1.8)

(1)	Effective January 1, 2004 LTL weight, shipments, LTL weight per LTL shipment and LTL Rate Factor include all shipments with weight under 10,000 pounds. TL weight and shipments include shipments with weight of 10,000 pounds or more. Previously, LTL and TL shipments and weight were determined by weight as well as the size of the shipment. Weight, shipments, LTL weight per LTL shipment and LTL Rate Factor for all periods of 2003 have been recalculated on a basis consistent with the new definition.

(2)	LTL revenue per LTL hundredweight (also identified as LTL Rate Factor) is calculated by dividing the sum of LTL revenue for OTC and Motor Cargo by LTL weight hauled.

For the three months ended June 30, 2004, operating revenue increased $46.5 million. The increase in operating revenue resulted from a 10.9% increase in LTL weight hauled. This volume increase contributed approximately $36.5 million in additional operating revenue. The LTL Rate Factor increased 0.2%. The change in the LTL Rate Factor, which increased operating revenue approximately $0.7 million, is the result of increased revenue from fuel surcharges partially offset by shorter length of haul, slightly reduced average class and higher weight per shipment. Our dedicated truckload revenue increased $3.2 million due to a change in customer mix and an increase in shipments resulting from the addition of two new customers during the quarter ended June 30, 2004. TL revenue increased $5.7 million as a result of a 27.2% increase in weight hauled. Fuel surcharge revenue, which is included in the preceding amounts referenced in this paragraph, was $20.7 million, an increase of $9.5 million, or 84.8%, over $11.2 million for the comparable period of 2003.

Overnite Transportation: Operating revenue for the three months ended June 30, 2004 was $372.7 million, an increase of $40.9 million or 12.3%, from $331.8 million for the comparable period in 2003. For the three months ended June 30, 2004, LTL volume increased 11.2%, contributing approximately $33.4 million in additional revenue.

The LTL Rate Factor decreased by 0.3%, reducing operating revenue by approximately $1.0 million. Dedicated truckload service contributed $3.2 million in additional operating revenue from truckload services increased by $5.3 million. LTL weight per LTL shipment increased by 10.4%. Fuel surcharge revenue was $18.3 million, an increase of $8.2 million, or 81.2%, from $10.1 million for the comparable period in 2003.

Motor Cargo: For the three months ended June 30, 2004, operating revenue was $45.9 million, an increase of $5.7 million, or 14.2%, from $40.2 million in the comparable period of 2003. LTL operating revenue increased $4.9 million as LTL weight hauled increased 9.2%. Truckload services and other services contributed $0.8 million in additional operating revenue. Fuel surcharge revenue was $2.4 million, an increase of $1.3 million, or 118.2%, from $1.1 million for the comparable period in 2003.

Operating Expenses

For the three months ended June 30, 2004, operating expenses were $389.3 million, an increase of $38.3 million, or 10.9%, from $351.0 million for the comparable period in 2003. As a percentage of operating revenue, operating expenses improved to 93.0% of revenue for the three months ended June 30, 2004, compared to 94.4% for the comparable period of 2003, and 94.8% on a pro forma basis for 2003.

For the three months ended June 30, 2004 operating expenses as compared to actual and pro forma 2003 (as described above) were primarily affected by changes in salaries, wages and employee benefits; supplies and expenses; claims and insurance; rents and purchased transportation, depreciation and other expenses. The discussion of our calculation of pro forma items and reconciliation to the nearest GAAP measure begins on page 23. Discussion and analysis of these items follows.

	For the three months ended June 30,
(amounts in thousands of dollars except percentages)	2004	2003	Pro Forma 2003(1)	% Change from 2003	% Change from Pro Forma
Salaries, wages and employee benefits	$239,924	$220,814	$221,357	8.7%	8.4%
Supplies and expenses	37,443	30,548	30,548	22.6%	22.6%
Claims and insurance	14,969	14,821	15,374	1.0%	(2.6%)
Rents and purchased transportation	45,208	37,809	37,809	19.6%	19.6%
Depreciation	14,874	14,364	14,556	3.6%	2.2%
Other	17,814	14,048	14,527	26.8%	22.6%

(1)	Overnite became a stand-alone public company on November 5, 2003, as a result of the Divestiture Transaction. Pro forma results are a non-GAAP measure and have been provided to present results as if we had been a public entity beginning January 1, 2003. For further information see the pro forma discussion beginning on page 23, below.

Salaries, Wages and Employee Benefits:

Salaries, wages and employee benefits were 57.4% of operating revenue in the period, compared to 59.4% for the comparable period in 2003 and 59.5% of operating revenue for the comparable period of 2003 on a pro forma basis. This 2.0 percentage point improvement as a percent of operating revenue resulted from our increased volume of transportation services, while maintaining some control over wage and benefit costs. The 8.7% increase in salaries, wages and employee benefits from $220.8 million for the three months ended June 30, 2003 to $239.9 million for the three months ended June 30, 2004 was due to wage inflation and a 4.0% increase in the average number of employees over the period.

Salaries and wages increased by $14.0 million primarily due to a 4% increase in the average number of employees resulting from the increase in LTL volume shipped. Pro Forma 2003 expenses include human resources costs for internal audit, accounting, tax and treasury functions. We anticipate that salary costs will increase marginally as we further develop staffing required as a stand-alone entity.

Employee benefit expenses increased $5.1 million for the three months ended June 30, 2004 and were primarily affected by pension and other post employment benefit cost increases and the 4.0% increase in the average number of employees. Expenses related to pension and other post retirement benefits were $12.7 million for the three months ended June 30, 2004, an increase of $1.9 million, or 17.6%, from $10.8 million in the comparable period in 2003. This increase was primarily attributable to the lower than expected returns on pension assets in the years 2000 through 2002 and declines in interest rates. Payroll taxes were $20.7 million for the three months ended June 30, 2004 an increase of $1.2 million, or 6.2%, from $19.5 million for the comparable period of 2003. The cost of healthcare benefits for active employees was $20.4 million in the three months ended June 30, 2004, an increase of $0.4 million, or 2.0%, from $20.0 million in the comparable period in 2003. Pro forma 2003 expense includes benefits associated with the additional staffing described above.

Supplies and Expenses:

Supplies and expenses increased to 8.9% of operating revenue in the three months ended June 30, 2004 from 8.2% in the comparable period of 2003. The increase in expense was primarily due to a 33.1% increase in fuel expense. Fuel expense was $20.5 million for the 2004 period compared to $15.4 million in 2003 and the increase is a result of a 6.1% increase in miles driven and a 22.6% increase in the cost of fuel compared to 2003. Fuel expense for the three months ended June 30, 2004 and 2003 does not include fuel surcharges that the Company paid to third-party carriers who provided purchased transportation. Maintenance and facilities supplies expenses were $16.9 million for the three months ended June 30, 2004, an increase of $1.7 million, or 11.2%, from $15.2 million in the comparable period in 2003. Maintenance and facilities supplies expenses increased as a result of increased volume and an associated 6.1% increase in miles driven during the three months ended June 30, 2004.

Claims and Insurance:

Claims and insurance expenses decreased to 3.6% of operating revenue in the three months ended June 30, 2004 from 4.0% for the comparable period in 2003 and 4.1% for the comparable period in 2003 on a pro forma basis. Expenses increased by $0.1 million or 1.0% from the comparable period of 2003 as insurance expense increased by $0.7 million, partially offset by a reduction of $0.6 million in our provisions for liability reserves for injury or property damages. Pro forma 2003 expense includes $0.6 million of incremental costs for directors and officers insurance coverage and other insurance coverages necessary as a stand-alone entity.

Rents and Purchased Transportation:

Rents and purchased transportation expenses increased to 10.8% of operating revenue from 10.2% in 2003 on an actual basis, and increased by $7.4 million, or 19.6%, from the 2003 level of expenditures as a result of the 13.4% increase in tonnage hauled and an increase in the rates charged by third-party carriers, primarily related to higher costs such as fuel and insurance. During the three months ended June 30, 2004 we increased the use of other carriers to supplement our resources and provide flexibility in connection with higher tonnage levels in the quarter.

Other:

Other operating expenses increased as a percentage of operating revenue from 3.8% during the three months ended June 30, 2003, to 4.2% for the three months ended June 30, 2004. For the three months ended June 30, 2004, provision for bad debt increased $2.4 million over the comparable period of 2003 as a result of higher revenue. General supplies and maintenance increased $0.5 million for the three months ended June 30, 2004 over the comparable period of 2003. Pro forma 2003 other expenses include $0.5 million in stand-alone expenses related to certain professional and legal fees.

Overnite Transportation: Operating expenses at OTC were $347.0 million for the three months ended June 30, 2004, an increase of $33.7 million, or 10.8%, from $313.3 million for the comparable period in 2003 due to the factors discussed above. Operating expenses on a pro forma basis for the three months ended June 30, 2003 included $1.8 million in incremental stand-alone expenses.

Motor Cargo: Operating expenses at Motor Cargo were $42.3 million for the three months ended June 30, 2004, an increase of $4.6 million, or 12.1%, from $37.7 million for the comparable period in 2003 due to the factors discussed above.

Operating Income

For the three months ended June 30, 2004, operating income was $29.2 million, an increase of $8.2 million, or 39.1%, compared to $21.0 million in the comparable period of 2003. Our operating expenses as a percentage of operating revenue, or operating ratio, was 93.0% for the three months ended June 30, 2004, compared to 94.4% for the comparable period 2003. On a pro forma basis, our operating ratio for the three months ended June 30, 2003 was 94.8%.

Overnite Transportation: For the three months ended June 30, 2004, operating income at OTC was $25.7 million, an increase of $7.2 million, or 38.6%, from $18.5 million in the comparable period of 2003. For the three months ending June 30, 2004, the operating ratio for OTC decreased to 93.1%, compared to 94.4% for the comparable period of 2003. For the three months ended June 30, 2003, pro forma operating income was $16.7 million and the pro forma operating ratio was 93.6%.

Motor Cargo: For the three months ended June 30, 2004, operating income at Motor Cargo was $3.5 million, an increase of 42.9% from $2.5 million in the comparable period of 2003. For the three months ended June 30, 2004, the operating ratio for Motor Cargo was 92.3%, compared to 93.8% for the comparable period of 2003.

Other Income and Expense Items

Other income and expense items netted to $1.2 million of expense for the three months ended June 30, 2004, a decrease of $4.7 million, compared to income of $3.5 million for the comparable period of 2003. For the three months ended June 30, 2004, there was no interest income received from UPC, compared with $3.7 million for the three months ended June 30, 2003. This decrease was the result of no longer receiving intercompany interest income after the Divestiture Transaction. Interest expense for the three months ended June 30, 2004 was $1.3 million, an increase of $0.9 million, compared to $0.4 million for the comparable period of 2003, primarily as a result of the debt incurred in connection with the Divestiture Transaction. Pro forma other income and expense reflects the absence of $3.7 million of intercompany interest income and the addition of $1.4 million to reflect interest expense for debt incurred related to the Divestiture Transaction for the three months ended June 30, 2003.

Income Taxes

Income taxes were $11.2 million in the three months ended June 30, 2004, with an effective tax rate of 40.0%, compared to $9.8 million in the comparable period of 2003, with an effective tax rate of 40.0%. Pro forma income taxes reflect the tax effect of the pro forma adjustments described above with an effective tax rate of 40.0% for the three months ended June 30, 2003.

Net Income

As a result of the foregoing, net income for the three months ended June 30, 2004 was $16.8 million, an increase of $2.1 million, or 14.3%, from $14.7 million in the comparable period of 2003. OTC contributed $14.6 million in net income for the three months ended June 30, 2004, compared to $13.1 million in net income in the comparable period of 2003. Motor Cargo contributed $2.2 million of net income in the three months ended June 30, 2004 compared to $1.6 million in net income in the comparable period of 2003. Net income for the comparable period of 2003 on a pro forma basis would have been $10.6 million as a result of the adjustments described above.

The following table sets forth certain statement of income data expressed as a percentage of operating revenue.

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

RESULTS OF OPERATIONS

Six Months Ended June 30, 2004 Compared to

Six Months Ended June 30, 2003

	For the Six months ended June 30,
	2004	2003	Pro Forma 2003 (1)
	Amounts in Percentages
Operating revenue	100.0%	100.0%	100.0%
Operating expenses
Salaries, wages and employee benefits	58.6	60.1	60.2
Supplies and expenses	8.8	8.5	8.5
Operating taxes	3.5	3.7	3.7
Claims and insurance	3.4	3.5	3.7
Rents and purchased transportation	10.8	10.3	10.3
Communication and utilities	1.3	1.5	1.5
Depreciation	3.8	4.0	4.1
Other	4.4	3.7	3.8

Total operating expenses	94.6	95.3	95.8

Operating income	5.4	4.7	4.2
Other income and expense
Interest income from parent	—	1.0	—
Interest expense	0.3	0.1	0.4
Other income	—	—	—

Income before income taxes	5.1	5.6	3.8

Income tax expense (benefit)	2.0	2.2	1.5

Net income	3.1%	3.4%	2.3%

Note:

(1)	Overnite became a stand-alone public company on November 5, 2003, as a result of the Divestiture Transaction. Pro forma results are a non-GAAP measure and have been provided to present results as if we had been a public entity beginning January 1, 2003. For further information see the pro forma discussion beginning on page 23, below.

Operating Revenue

The following table presents our analysis of the components of operating revenue for the six months ended June 30, 2004. Operating revenue is affected by weight hauled, LTL revenue per LTL hundredweight including fuel surcharge and volume of shipments of our dedicated truckload service.

	Six Months Ended June 30,		Increase (Decrease) from 2003	% Change from 2003
	2004	2003
Operating Revenue by Business Segment
(amounts in thousands of dollars, except percentages):
OTC LTL (1)	$629,215	$571,090	$58,125	10.2%
OTC TL (1)	44,801	35,737	9,064	25.4
OTC Dedicated TL	36,980	30,242	6,738	22.3
Motor Cargo LTL (1)	73,443	65,238	8,205	12.6
Motor Cargo TL (1)	8,508	7,669	839	10.9
Motor Cargo Other operating revenue	4,112	3,232	880	27.2

Consolidated Operating Revenue	$797,059	$713,208	$83,851	11.8%

Operating Measures
Gross weight hauled (millions of pounds) (1):
LTL	4,590.0	4,127.3	462.7	11.2%
TL	926.6	747.3	179.3	24.0

Total	5,516.6	4,874.6	642.0	13.2%

Dedicated TL Shipments (in thousands)	41.0	40.5	0.5	1.2
LTL weight per LTL shipment (hundreds of pounds) (2)	948.7	878.90	69.8	7.9
LTL revenue per LTL hundredweight (excluding fuel surcharge)(2)	$15.31	$15.42	$(0.11)	(0.7)
Length of haul (miles)	769.0	776.3	(7.3)	(0.9)

(1)	Effective January 1, 2004 LTL weight, shipments, LTL weight per LTL shipment and LTL Rate Factor include all shipments with weight under 10,000 pounds. TL weight and shipments include shipments with weight of 10,000 pounds or more. Previously, LTL and TL shipments and weight were determined by weight as well as the size of the shipment. Weight, shipments, LTL weight per LTL shipment and LTL Rate Factor for all periods of 2003 have been recalculated on a basis consistent with the new definition.

(2)	LTL revenue per LTL hundredweight (also identified as LTL Rate Factor) is calculated by dividing the sum of LTL revenue for OTC and Motor Cargo by LTL weight hauled.

For the six months ended June 30, 2004, operating revenue increased $83.9 million, or 11.8%, to $797.1 million from $713.2 million for the six months ended June 30, 2003. The increase in operating revenue resulted from an 11.2% increase in LTL weight hauled. This volume increase contributed approximately $71.4 million in additional operating revenue, which was partially offset by the 0.7% decrease in the LTL Rate Factor. The change in the LTL Rate Factor reduced operating revenue approximately $5.0 million and is a result of higher weight per shipment, slightly lower average freight class and decreased length of haul, partially offset by increased revenue from fuel surcharges. Our dedicated truckload revenue increased $6.7 million due to an increase in shipments resulting from a change in customer mix and the addition of two new customers during the quarter ended June 30, 2004. TL revenue increased $9.9 million as a result of a 24.0% increase in weight hauled. Fuel surcharge revenue, which is included in the preceding amounts referenced in this paragraph, was $35.2 million, an increase of $12.6 million, or 55.8%, compared to $22.6 million for the comparable period in 2003.

Overnite Transportation: For the six months ended June 30, 2004, operating revenue at OTC was $711.0 million, an increase of $73.9 million, or 11.6%, compared to operating revenue of $637.1 million for the six months ended June 30, 2003. LTL volume at OTC increased 11.4%, contributing approximately $65.0 million in additional revenue. The LTL Rate Factor declined by 1.1%, reducing operating revenue by approximately $6.9 million. Dedicated truckload service contributed $6.7 million in additional revenue and operating revenue from truckload services increased by $9.1 million as a result of a 27.3% increase in weight hauled. Fuel surcharge revenue was $31.3 million an increase of $10.9 million, or 53.4%, compared to $20.4 million for the comparable period in 2003.

Motor Cargo: For the six months ended June 30, 2004, operating revenue at Motor Cargo was $86.1 million, an increase of $9.9 million, or 13.1%, from $76.1 million in the comparable period of 2003. Operating revenue at Motor Cargo from LTL business increased by $8.2 million as a result of a 10.1% increase in LTL volume. Truckload services and other services contributed $1.7 million in additional operating revenue. Fuel surcharge revenue was $3.9 million, an increase of $1.7 million, or 77.3%, compared to $2.2 million for the comparable period in 2003.

Operating Expenses

For the six months ended June 30, 2004, operating expenses were $753.9 million, an increase of $74.3 million, or 10.9%, from $679.6 million for the comparable period in 2003. As a percentage of operating revenue, operating expenses were 94.6%, for the six months ended June 30, 2004 and 95.3% for the comparable period of 2003. Operating expenses, on a pro forma basis, were $683.2 million, or 95.8% of operating revenue, for the six months ended June 30, 2003 and included $3.6 million in stand-alone expenses, which represent incremental costs incurred following the Divestiture Transaction.

For the six months ended June 30, 2004 operating expenses as compared to actual and pro forma 2003 were primarily affected by changes in salaries, wages and employee benefits, supplies and expenses, claims and insurance, rents and purchased transportation, depreciation and other expenses. The discussion of our calculation of pro forma items and reconciliation to the nearest GAAP measure begins on page 23. Discussion and analysis of these items follows:

	For the six months ended June 30,
(amounts in thousands of dollars except for percentages):	2004	2003	Pro Forma 2003 (1)	% Change from 2003	% Change from Pro Forma
Salaries, wages and employee benefits	$467,243	$428,755	$429,690	9.0%	8.7%
Supplies and expenses	69,993	60,617	60,617	15.5%	15.5%
Claims and insurance	27,069	25,083	26,280	7.9%	3.0%
Rents and purchased transportation	86,369	73,377	73,377	17.7%	17.7%
Depreciation	29,932	28,754	28,946	4.1%	3.4%
Other	34,635	26,039	27,332	33.0%	26.7%

(1)	Overnite became a stand-alone public company on November 5, 2003, as a result of the Divestiture Transaction. Pro forma results are a non-GAAP measure and have been provided to present results as if we had been a public entity beginning January 1, 2003. For further information see the pro forma discussion beginning on page 23, below.

Salaries, Wages and Employee Benefits:

Salaries, wages and employee benefits were 58.6% of operating revenue in the 2004 period, compared to 60.1% for the comparable period in 2003, and 60.2% for the comparable period in 2003 on a pro forma basis. This 1.5 percentage point improvement as a percentage of operating revenue resulted from our increased volume of transportation services while maintaining some control over wage and benefit costs. Salaries, wages and employee benefits, for the six months ended June 30, 2003, on a pro forma basis, included $0.9 million of incremental costs related to staff needed as a stand-alone entity.

The $38.4 million, or 9.0%, increase in salaries and wages compared to the same period in 2003 was due to wage inflation and a 3.6% increase in the average number of employees over the period. The increase in the number of employees was primarily due to the increase in LTL volume shipped.

Employee benefit expense increased $12.2 million for the six months ended June 30, 2004 over the comparable period in 2003. Employee benefit expenses were primarily affected by pension, other post employment benefits and employee healthcare cost increases and the 3.6% increase in the average number of employees. Expenses related to pension and other post retirement benefits were $25.4 million for the six months ended June 30, 2004, an increase of $4.1 million, or 19.2%, from $21.3 million in the comparable period in 2003. This increase was primarily attributable to the lower than expected returns on pension assets in 2000 through 2002 and declines in interest rates. The cost of healthcare benefits for active employees was $41.4 million in the six months ended June 30, 2004, an increase of $3.3 million, or 8.7%, from $38.1 million in the comparable period in 2003. Payroll taxes were $39.4 million for the six months ended June 30, 2004 an increase of $2.3 million, or 6.2%, from $37.1 million for the comparable period of 2003.

Supplies and Expenses:

Supplies and expenses increased to 8.8% of operating revenue in the six months ended June 30, 2004, from 8.5% in the comparable period of 2003. The increase in expense was primarily due to a 19.3% increase in fuel expense. Fuel expense was $38.3 million for the six months ended June 30, 2004, compared to $32.1 million for the comparable period in 2003. The increase is the result of a 6.2% increase in miles driven and a 10% increase in the cost of fuel as compared to 2003. Fuel expense for the six months ended June 30, 2004 and 2003 does not include fuel surcharges that the Company paid to third-party carriers who provided purchased transportation. Maintenance and facilities supplies expenses were $31.7 million for the six months ended June 30, 2004, an increase of $3.2 million, or 11.2%, from $28.5 million in the comparable period in 2003. Maintenance and facilities supplies expenses increased as a result of increased volume and an associated 6.2% increase in miles driven during the six months ended June 30, 2004.

Claims and Insurance:

Claims and insurance expenses decreased to 3.4% of operating revenue in the six months ended June 30, 2004, from 3.5% for the comparable period in 2003, and 3.7% for the comparable period in 2003 on a pro forma basis. Claims and insurance expenses increased $2.0 million, or 7.9%, as provisions to our liability reserves for injury or property damages increased by $0.4 million and insurance expense increased by $1.3 million for the six months ended June 30, 2004. Pro forma claims and insurance expense for the six months ended June 30, 2003 include $1.2 million of incremental costs related to directors and officers insurance coverage and other coverages necessary as a stand-alone entity.

Rents and Purchased Transportation:

Rents and purchased transportation expenses, as a percentage of operating revenue, increased to 10.8% during the six months ended June 30, 2004, compared to 10.3% for the comparable period of 2003. These costs include the use of other trucking carriers for both inter-city and local delivery services to supplement our resources, provide flexibility and enable us to maintain service levels as we absorbed the 13.2% increase in total volume. The growth in these costs also reflects an increase in the rates charged by third-party carriers, primarily related to higher costs such as fuel and insurance. These cost increases were partially offset by a reduction in the use of rail carriers to provide long distance haul support, which decreased by $1.2 million, or 8.7%, from the comparable period of 2003.

Other:

As a percentage of operating revenue, other expenses increased to 4.4% during the six months ended June 30, 2004, from 3.7% for the six months ended June 30, 2003, and 3.8% for the comparable period in 2003 on a pro forma basis. For the six months ended June 30, 2004, our provision for bad debt increased $5.2 million over the comparable period of 2003 as a result of higher revenue. General supplies and maintenance fees increased $0.6 million for the six months ended June 30, 2004 over the comparable period of 2003. Other expenses for the six months ended June 30, 2003, on a pro forma basis, include $1.3 million in stand-alone expenses, which represent incremental legal and professional fees incurred subsequent to the Divestiture Transaction.

Overnite Transportation: Operating expenses at OTC were $673.1 million for the six months ended June 30, 2004, an increase of $66.0 million, or 10.9%, from $607.1 million for the comparable period in 2003 due to the factors discussed above. Operating expenses on a pro forma basis for the six months ended June 30, 2003 included $3.6 million in incremental stand-alone expenses.

Motor Cargo: Operating expenses at Motor Cargo were $80.8 million for the six months ended June 30, 2004, an increase of $8.3 million, or 11.3%, from $72.5 million for the comparable period in 2003 due to the factors described above.

Operating Income

For the six months ended June 30, 2004, operating income was $43.2 million, an increase of $9.6 million, or 28.6%, compared to $33.6 million in the comparable period of 2003, and $30.0 million on a pro forma basis in 2003. Our operating ratio was 94.6% for the six months ended June 30, 2004, compared to 95.3% for the six months ended June 30, 2003, and 95.8% for the comparable period of 2003 on a pro forma basis.

Overnite Transportation: For the six months ended June 30, 2004, operating income at OTC was $37.9 million, an increase of $7.9 million, or 26.3%, from $30.0 million in the comparable period of 2003. For the six months ended June 30, 2004, the operating ratio for OTC improved to 94.7%, compared to 95.3% for the six months ended June 30, 2003, and 95.2% for the comparable period of 2003 on a pro forma basis.

Motor Cargo: For the six months ended June 30, 2004, operating income at Motor Cargo was $5.3 million, an increase of 48.1% from $3.6 million in the comparable period of 2003. For the six months ended June 30, 2004, the operating ratio for Motor Cargo was 93.8%, compared to 95.3% for the comparable period of 2003.

Other Income and Expense Items

Other income and expense items netted to expense of $2.5 million for the six months ended June 30, 2004, a decrease of $9.0 million, compared to income of $6.5 million for the comparable period of 2003. For the six months ended June 30, 2004, there was no interest income received from UPC, compared with $7.0 million for the six months ended June 30, 2003. This decrease was the result of no longer receiving intercompany interest income after the Divestiture Transaction. Interest expense for the six months ended June 30, 2004 was $2.6 million, an increase of $1.8 million, compared to $0.8 million for the comparable period of 2003, primarily as a result of the debt incurred in connection with the Divestiture Transaction. Pro forma other income and expense reflects the absence of $7.0 million of intercompany interest income and the addition of $2.4 million to reflect interest expense for debt incurred related to the Divestiture Transaction for the six months ended June 30, 2003.

Income Taxes

Income taxes were $16.3 million for the six months ended June 30, 2004, with an effective tax rate of 40.2%, compared to $16.1 million in the comparable period of 2003, with an effective tax rate of 40.1%. Pro forma income taxes reflect the tax effect of the pro forma adjustments described above with an effective tax rate of 40.1% for the six months ended June 30, 2003.

Net Income

As a result of the foregoing, net income for the six months ended June 30, 2004 was $24.3 million, an increase of $0.3 million, or 1.3%, from $24.0 million in the comparable period of 2003. OTC contributed $21.0 million in net income for the six months ended June 30, 2004, compared to $21.6 million in net income in the comparable period of 2003. Motor Cargo contributed $3.3 million of net income in the six months ended June 30, 2004, compared to $2.4 million in net income in the comparable period of 2003. Net income for the comparable period in 2003 on a pro forma basis would have been $16.2 million as a result of the adjustments described above.

Pro forma results and reconciliation to GAAP financial measures

We believe that the most effective way to discuss and analyze our current performance compared to prior periods is to include a discussion of actual results for both periods and also to compare the actual results for 2004 with a pro forma presentation of 2003. As described in “Basis of Presentation” in Item 1 of this report, we became a stand-alone public company on November 5, 2003 as a result of the Divestiture Transaction. Pro forma results have been provided to present 2003 results as if we had been a public entity as of January 1, 2003.

We have included pro forma operating expenses, the resulting pro forma operating income and pro forma operating ratio, pro forma net income and pro forma earnings per share amounts (basic and diluted) for the three-month and six-month periods ended June 30, 2003 in addition to results prepared under generally accepted accounting principles in the United States (“GAAP”). We believe that these pro forma, non-GAAP financial measures are more reflective of our continuing operations as they present investors with information about the impact of the divestiture from UPC and the initial public offering on our financial results and, in doing so, improve transparency to investors and enhance period-to-period comparability of operations and financial performance.

These pro forma financial measures are alternatives to measures determined in accordance with GAAP. They should not be considered in isolation or as an alternative to measures determined in accordance with GAAP. Set forth below is a reconciliation of these pro forma non-GAAP financial measures to the most directly comparable financial measures calculated and reported in accordance with GAAP.

(amounts in thousands, except share, per share and operating ratio data)	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Operating income as reported	$21,003	$33,592
Less: pro forma calculation of stand-alone expenses:
Salaries, wages and employee benefits	543	935
Claims and insurance	553	1,197
Depreciation	192	192
Other	479	1,293

	1,767	3,617

Pro forma operating income	$19,236	$29,975

Pro forma operating ratio	94.8%	95.8%

(amounts in thousands, except share, per share and operating ratio data)	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Net Income as reported	$14,712	$24,031
Less: pro forma calculation of stand-alone expenses (after-tax):
Pro forma calculation of stand-alone expenses	1,061	2,170
Elimination of intercompany interest income	2,235	4,182
Pro forma calculation of stand-alone interest expense	812	1,436

Pro forma net income	$10,604	$16,243

Pro forma earnings per share:
Basic	$0.38	$0.58
Diluted	$0.38	$0.58
Pro forma shares outstanding:
Basic	27,764,103	27,763,024
Diluted	27,904,104	27,870,300

Liquidity and Capital Resources

Net cash provided by operating activities was $50.0 million during the first six months of 2004, a decrease of $23.4 million, or 31.8%, from $73.4 million during the comparable period of 2003. Net cash from operations is attributable primarily to net income, adjusted for depreciation, changes in working capital items and pension plan contributions. The decrease in cash provided is primarily attributable to the receipt of a $25.4 million income tax refund in the first six months of 2003. The refund was the result of pension contributions made in the fourth quarter of 2002. During the six months ended June 30, 2004 we made $25.0 million of voluntary contributions to our pension plans compared to a $30.3 million of voluntary contributions in the comparable period of 2003.

Our business requires substantial ongoing capital investments, particularly for replacement of revenue equipment such as tractors and trailers. Capital expenditures totaled $15.6 million in the first six months of 2004 compared to $27.6 million for the comparable period of 2003, as set forth in the following table:

	Six Months Ended June 30,
	2004	2003
	(Thousands of Dollars)
Revenue equipment	$7,120	$16,882
Land and buildings	3,280	9,309
Technology equipment and software	3,995	1,183
Other equipment	1,238	200

Total capital expenditures	$15,633	$27,574

During the first six months of 2004, we acquired 71 tractors and 322 trailers, which replaced older units in our fleet. The $6.5 million decrease in capital expenditures between the first six months of 2004 and 2003 relates primarily to the acquisition of a service center in Bakersfield, California in the first quarter of 2003 and timing of the purchase of revenue equipment. We expect capital expenditures to total approximately $85 million for the year ended December 31, 2004.

Historically, our capital expenditures have been funded primarily through cash provided by operations and to a lesser extent by the proceeds from sales of used equipment and facilities. We generated cash proceeds from the sale of used tractors and trailers in the amount of $0.8 million in the first six months of 2004 compared to $0.6 million in the comparable period of 2003.

Financing activities prior to the Divestiture Transaction consisted primarily of cash forwarded to UPC, including dividends and intercompany cash advances. Cash dividends were historically paid in an amount equal to $16.0 million per year. Intercompany cash advances were made to UPC periodically each month when cash was generated in excess of what is anticipated to fund our operations, including expected capital expenditures. Neither dividend payments to UPC nor cash advances to or from UPC continued after the Divestiture Transaction.

During the first six months of 2004 we paid dividends of $2.2 million to our shareholders and repaid $7.3 million of debt, including $1.0 million to repay a note payable to UPC. During the first six months of 2003, we forwarded cash to UPC, including dividends and intercompany advances, totaling $41.3 million.

Based on our current level of operations and our anticipated growth, we believe that cash flow from operations and other available sources of liquidity, including borrowings under our new bank credit facility, will be sufficient to fund our operations for the next 12 months and for our currently anticipated needs beyond that period.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments that may affect our financial condition. Based on our assessment of the underlying provisions and circumstances of our material contractual obligations and commercial commitments there is no known trend, demand, commitment, event or uncertainty that we believe is reasonably likely to occur which would have a material adverse effect on our results of operations, financial condition or liquidity. In addition, our commercial obligations, financings and commitments are customary transactions which are similar to those of other comparable corporations within the transportation industry.

The following table summarizes our significant contractual obligations and commercial commitments as of June 30, 2004:

	Payments Due by Period
	Total	Less than 1 year	1–3 years	4-5 years	After 5 years
	(Thousands of dollars)
Contractual Obligations:
Long-term debt	$121,750	$12,500	$84,250	$25,000	$—
Capital lease obligations	113	23	90	—	—
Operating leases(1)	56,332	8,897	28,648	13,149	5,638
Purchase obligations(2)	49,633	49,633	—	—	—

Total	$227,828	$71,053	$112,988	$38,149	$5,638

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1–3 years	4-5 years	After 5 years
	(Thousands of dollars)
Other Commercial Commitments:
Standby letters of credit(3)	$83,563	$83,563	$—	$—	$—
Other	391	391	—	—	—

Total	$83,954	$83,954	$—	—	$—

(1)

On October 31, 2000, the Company, through OTC, entered into agreements with a variable interest entity (“Lessor”) in order to finance and lease the expansion of a service center in South Holland, Illinois. OTC has leased the facilities, under an operating lease, for an initial term of five years with provisions for renewal for an extended period subject to agreement between OTC and the Lessor. At any time during the lease, OTC may, at its option, purchase the facilities at approximately the amount expended by the Lessor. If OTC elects not to purchase the building or renew the lease, the building would be returned to the Lessor for remarketing, and OTC has guaranteed a residual value equal to 85% of the total construction related costs. If OTC elects not to renew the lease or purchase the building, the guarantee will be approximately $11.2 million. An $0.8 million liability was recorded associated with our guarantee related to the South Holland, Illinois service center. This liability is being amortized over the life of the lease and will expire April 30, 2006.

(2)	Purchase obligations include $39.3 million in commitments for revenue equipment with delivery expected in the third quarter and $5.5 million in commitments for construction of a new service center in Montgomery, New York which we plan to open in early 2005. Purchase obligations exclude commitments less than $250 that are incurred and approved by service center managers for safety, maintenance or operation of the location.
(3)	Standby letters of credit are used as collateral for self-insured retention of insurance claims.

Concurrent with the Divestiture Transaction, Overnite and OTC entered into a $300 million Credit Agreement with a syndicate of lenders. The Credit Agreement provides for aggregate commitments of $300 million, consisting of (1) a term loan facility of $125 million and (2) a revolving loan facility of $175 million, of which up to a maximum of $150 million is available for the issuance of letters of credit. Availability under the revolving loan facility will be reduced by outstanding letters of credit issued under the facility. Borrowings under the term loan in the amount of $125 million were used to pay a portion of the cash dividend to UPC in connection with the Divestiture Transaction. The remaining $3 million of the cash dividend was funded with the initial borrowings under the revolving loan facility. The remaining availability under the revolving loan facility will be available for working capital, capital expenditures, general corporate purposes and to support letters of credit. The terms of the Credit Agreement also provide for an increase, at our option, in the aggregate commitments under the facility from $300 million to $350 million, either by adding additional lenders or by agreeing with existing lenders to increase their commitments. Each of the term loan and the revolving loan facility has a maturity of five years.

Borrowings under the term loan and revolving loan facility bear interest, at our option, at either adjusted LIBOR or the alternate base rate, plus a spread based upon our credit rating. The rate of interest at June 30, 2004 was 2.84%. Outstanding letters of credit to be issued under the revolving loan facility will be subject to a per annum fee equal to the applicable spread over adjusted LIBOR for revolving loans.

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. Specifically, the Credit Agreement contains financial covenants regarding maximum leverage ratios, a minimum fixed charge coverage ratio and a minimum asset coverage ratio. Obligations under the Credit Agreement are guaranteed by Overnite and certain of our domestic subsidiaries, including Motor Cargo, and are secured by a first-priority lien on and security interest in all of the capital stock of Overnite Holding, Overnite, Inc. and OTC, as well as all of the capital stock held by OTC and any guarantor under the Credit Agreement.

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

We made voluntary contributions of $25 million in the six months ended June 30, 2004 and we intend to voluntarily contribute an additional $5 million to our pension plans in the remainder of 2004, although no contributions are required. We plan to contribute $45.0 million to the pension plans in 2005 although future contributions may be affected by a change in interest rates and returns generated on plan assets.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires estimates and judgments that affect the reported amounts of revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The following are our critical accounting policies that affect significant areas of our operations and involve judgments and estimates. If these estimates differ materially from actual results, the impact on the consolidated financial statements may be material.

Revenue Recognition, including Agency and Interline Transactions

Operating revenue is recognized in accordance with Emerging Issues Task Force 91-9, “Revenue and Expense Recognition for Freight Services in Process,” which requires us to use the percentage of completion method, based upon average transit time, for transactions where we are the sole provider. Expenses related to operating revenue are recognized as incurred. We periodically contract with third party carriers to perform transportation services for our customers. When we are the primary obligor for these services, meaning we are responsible for pricing, loss or damage and credit risk, we record revenue gross for the entire amount billed to the customer, and operating expenses for the amount paid to the third party carriers in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” When we are not the primary obligor for these transportation services, we record revenue net of the amounts paid to third party carriers. Completed but unpaid interline obligations are accrued for in the month in which the shipment was made.

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

We accrue for cargo claims on a per-shipment basis using a method that takes into account the claims experience, including efforts to mitigate the original claim value, and lag time between shipment and the filing date of the claim. The accuracy of our assumptions relating to claims and insurance costs may be affected by a number of factors. Based on the nature of our business, there may be temporary or permanent reductions or increases in the number of incidents, the severity of the incident and the secondary coverage provided by insurance. Other factors outside of our control that may contribute to casualty costs include weather severity in parts of the country, road, bridge and tunnel conditions and tire, brake and power train technology and performance. In the event that actual costs for claims and insurance exceed our original estimates, we will incur expenses in future periods. In addition, we may adjust our underlying assumptions that result in the estimated ultimate claim value. Any of these events could have a material effect on our financial results for future periods.

Healthcare, Pension and Other Post Employment Benefits

Independent consultants and actuaries are used to develop estimates of healthcare, pension and other post employment benefits, or OPEB, costs. With regard to pension obligations, actuarial consultants provide valuations of the future obligations compared to the value of plan assets and earnings of the plan assets for the current and future years, using demographics of the current and future work force. We exercise oversight over the basic assumptions used to develop pension, healthcare and OPEB costs, including an estimated rate of asset returns, salary increases, discount rates and rates of inflation of medical costs, the demographic assumptions of the current and future work force and life expectancy of the retired work force. Information regarding these assumptions is set forth in the notes to our audited consolidated financial statements included in our annual report on Form 10-K, and these assumptions are evaluated for fairness by our actuaries.

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

Goodwill and Intangible Assets

Under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill and other intangible assets having indefinite useful lives are periodically tested for impairment and a charge is taken to the extent of any impairment. Under FAS 142, we are required to perform impairment tests at least annually, and we have elected to perform our annual impairment tests at the end of the third quarter of each fiscal year. We are also required to perform impairment tests whenever events or changes in circumstances indicate that the carrying value of goodwill or intangible assets may not be recoverable. The acquisition of Motor Cargo was accounted for as a purchase transaction and the purchase price was allocated among tangible assets, intangible assets and goodwill, in accordance with FASB Statement No. 141, “Business Combinations,” and FAS 142. Our statement of financial position as of June 30, 2004 includes a non-amortizable intangible asset related to the Motor Cargo brand name of $3.0 million and goodwill of $13.2 million. We completed our annual review of goodwill and intangible assets to test for impairment and concluded that there was no indication of impairment, as of September 30, 2003, with respect to goodwill or intangible assets.

Environmental Matters

We generate and transport hazardous and nonhazardous materials and we are subject to Federal, state and local environmental laws and regulations. A liability of $0.7 million has been accrued as of June 30, 2004 for future cleanup costs at all petroleum storage and hazardous substance release sites where our obligation is probable and where such costs can be reasonably estimated. We believe that we have adequately identified and estimated the ultimate share of costs at sites where we are alleged to be subject to joint and several liability. Future environmental obligations are not expected to have a material adverse effect on our business, financial condition or results of operations.

We have been notified by the United States Environmental Protection Agency that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, at four hazardous waste sites. Under CERCLA, we may be jointly and severally liable for all site remediation and expenses. We have investigated the nature and costs of potential response actions at these sites and our own involvement, alone and in relation to the involvement of other named potentially responsible parties, in waste disposal or waste generation at such sites. We have either resolved such liabilities through de minimis settlements or we have taken the position that our obligations with respect to all such sites not subject to settlement will involve immaterial monetary liability, though there can be no assurances in this regard. Furthermore, we believe we are in material compliance with all laws applicable to our operations and we are not aware of any situation or condition that we believe is likely to have a material adverse effect on our business, financial condition or results of operation.

Seasonality

Our shipment level and revenue mix is subject to seasonal trends common in the transportation industry. Financial results in the first and fourth quarters are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses including costs related to accidents. The second and third quarters reflect increased demand for services during the spring and summer months, which generally results in improved operating margins.

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

Additionally, during the period covered by this report, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are generally subject to litigation in the personal injury, property damage, freight claim, employment and labor areas. Legal actions in these and various other areas arising in the normal course of business, are pending. None of these legal actions currently pending against us is expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

a)	On June 24, 2004, the shareholders of Overnite Corporation voted on the following proposals at the Annual Meeting of Shareholders at which there were present at the meeting, in person or by proxy, the holders of 26,491,845 common shares, representing 94.6 percent of the total number of shares outstanding:

(1)	Proposal to elect Thomas N. Allen, Thomas J. Donohue, Jr., Charles H. Foster, Jr., Patrick D. Hanley, Michael D. Jordan, Harold D. Marshall, George J. Matkov, Jr. and Leo H. Suggs. All of the director candidates were elected with the following votes:

Director	For	Withhold Authority
Thomas N. Allen	26,252,860	238,985
Thomas J. Donohue, Jr.	26,280,140	211,705
Charles H. Foster, Jr.	26,280,960	210,885
Patrick D. Hanley	26,040,258	451,587
Michael D. Jordan	26,265,660	226,185
Harold D. Marshall	26,265,860	225,985
George J. Matkov, Jr.	26,039,438	452,407
Leo H. Suggs	26,148,603	343,242

(2)	Proposal to ratify the appointment of Deloitte & Touche LLP as auditors for the fiscal year ending December 31, 2004. This proposal was approved by a vote of 26,316,607 shares “For” to 172,205 shares “Against”, with 3,033 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits

Exhibit No.		Description

31	(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 28, 2004, the Company filed a current report on Form 8-K to furnish under Items 7 & 12 Overnite’s press release presenting Overnite’s first-quarter results. (Not incorporated by reference).

On June 17, 2004, the Company filed a current report on Form 8-K to furnish under Items 5 & 7 Overnite’s press release adjusting Overnite’s second quarter earnings outlook. (Not incorporated by reference).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 10, 2004

OVERNITE CORPORATION (Registrant)

By	/s/ PATRICK D. HANLEY
Patrick D. Hanley Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By	/s/ MICHAEL S. LIEBSCHWAGER
Michael S. Liebschwager Vice President and Controller (Principal Accounting Officer)