Form 10-Q
period 2004-09-30
OVERNITE CORP
filed 2004-11-09
CIK 1061859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 25, 2004, there were 28,010,084 shares of the Registrant’s Common Stock outstanding.

OVERNITE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(Thousands of Dollars)		(Thousands of Dollars)
Operating Revenue	$429,046	$384,182	$1,226,105	$1,097,390

Operating Expenses:
Salaries, wages and employee benefits	242,983	218,703	710,226	647,458
Supplies and expenses	41,083	30,916	111,076	91,533
Operating taxes	14,461	13,368	42,639	39,699
Claims and insurance	11,882	19,376	38,951	44,459
Rents and purchased transportation	43,826	39,582	130,195	112,959
Communication and utilities	4,874	5,243	15,318	15,903
Depreciation	14,267	14,033	44,199	42,787
Other	18,254	14,130	52,889	40,169

Total operating expenses	391,630	355,351	1,145,493	1,034,967

Operating Income	37,416	28,831	80,612	62,423

Other Income and Expense:
Interest income from Union Pacific Corporation	—	4,053	—	11,022
Interest expense	1,353	263	3,989	1,032
Other income (expense)	7	(9)	137	288

Income before Income Taxes	36,070	32,612	76,760	72,701
Income tax expense	13,640	12,894	29,984	28,952

Net Income	$22,430	$19,718	$46,776	$43,749

Earnings and dividends per share:
Net income per share – basic	$0.81	$0.72	$1.69	$1.59

Net income per share – diluted	$0.80	$0.72	$1.67	$1.59

Number of shares – basic	27,766,403	27,500,000	27,764,158	27,500,000

Number of shares – diluted	27,974,393	27,500,000	27,905,251	27,500,000

Dividends declared	$0.04	N/A	$0.12	N/A

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	At September 30, 2004	At December 31, 2003
	(Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents	$53,275	$11,068
Accounts receivable (net of allowances of $18,249 in 2004 and $14,848 in 2003)	183,870	152,285
Inventories	10,723	9,569
Current deferred income tax asset	8,643	8,643
Other current assets	9,228	16,693

Total current assets	265,739	198,258

Properties:
Cost	1,024,691	1,009,443
Accumulated depreciation	(522,201)	(509,997)

Net properties	502,490	499,446

Other Assets:
Deferred income tax asset	78,778	81,126
Goodwill and intangible asset	16,232	16,232
Intangible pension asset	20,375	20,375
Other assets	14,007	15,293

Total assets	$897,621	$830,730

LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$41,880	$34,268
Employee savings plan	20,991	18,125
Accrued wages and benefits	68,535	60,646
Accrued casualty costs	53,477	48,488
Income and other taxes	16,706	10,151
Retiree benefits obligation	11,400	11,400
Current portion of long-term debt	12,500	12,500
Promissory note to Union Pacific Corporation	—	1,000
Other current liabilities	5,470	5,268

Total current liabilities	230,959	201,846

Non-current Liabilities:
Long-term debt, less current portion	103,125	115,500
Accrued casualty costs	23,450	23,450
Retiree benefits obligation	111,098	107,817
Other liabilities	992	1,049

Total non-current liabilities	238,665	247,816

Commitments and contingencies
Common Shareholders’ Equity:
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 28,008,524 shares at September 30, 2004 and 27,913,720 at December 31, 2003	280	279
Paid-in surplus	1,286,012	1,275,415
Accumulated deficit	(800,495)	(843,911)
Unearned deferred compensation	(9,830)	(2,745)
Accumulated other comprehensive loss	(47,970)	(47,970)

Total common shareholders’ equity	427,997	381,068

Total liabilities and common shareholders’ equity	$897,621	$830,730

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
	(Thousands of Dollars)
Operating Activities:
Net income	$46,776	$43,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,199	42,787
Provision for doubtful accounts	10,395	3,883
Deferred income taxes	2,348	19,572
Change in retiree obligations, net	3,281	(20,530)
Other—net	4,741	(350)
Changes in current assets and liabilities, net	(5,556)	20,775

Cash provided by operating activities	106,184	109,886

Investing Activities:
Capital investments	(48,312)	(43,530)
Proceeds from sale of assets	1,070	805

Cash used in investing activities	(47,242)	(42,725)

Financing Activities:
Repayment of debt	(13,375)	—
Dividends paid to shareholders	(3,360)	—
Cash overdraft	—	(2,979)
Dividends paid to Union Pacific Corporation	—	(12,000)
Advances to Union Pacific Corporation, net	—	(51,423)

Cash used in financing activities	(16,735)	(66,402)

Net Change in Cash:	42,207	759
Cash at beginning of year	11,068	2,086

Cash at end of period	$53,275	$2,845

Changes in Current Assets and Liabilities, net:
Accounts receivable	$(41,980)	$(29,534)
Income taxes receivable	—	25,381
Inventories	(1,154)	914
Other current assets	7,465	2,541
Accounts, wages and benefits payable	15,501	11,889
Employee savings plan	2,866	3,992
Other current liabilities	202	(3,323)
Income and other taxes payable	6,555	3,405
Casualty cost	4,989	5,510

Total	$(5,556)	$20,775

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$3,598	$1,013
Income taxes, net	$24,952	$(20,624)

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements for Overnite Corporation (prior to November 5, 2003, Overnite Holding, Inc.) and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete financial presentation. In the opinion of management, the financial statements include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for Overnite Corporation (“Overnite”) for the year ended December 31, 2003. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the expected results for the entire year ending December 31, 2004.

Unless the context otherwise requires, all references herein to “we,” “us,” “our,” and “the Company” are to Overnite and its subsidiaries.

On November 5, 2003 Union Pacific Corporation (“UPC”) completed the divestiture of its entire interest in Overnite Holding, Inc. (“Overnite Holding”) through an initial public offering. In order to facilitate the offering, immediately prior to the consummation of the offering, Overnite acquired from UPC all of the outstanding common stock of Overnite Holding. In exchange, Overnite issued to UPC (1) 27.5 million shares of its common stock, which represented all of the outstanding shares of common stock of Overnite upon consummation of the transaction, and (2) a $1.0 million promissory note payable six months following the date of consummation of the transaction. In addition, subsequent to this transaction but immediately prior to the consummation of the offering, Overnite Holding paid to UPC a dividend consisting of $128.0 million in cash and the forgiveness of the net intercompany advances to UPC as of the date of the transaction, which totaled $222.1 million. This series of transactions is referred to as the “Divestiture Transaction.”

Concurrent with the Divestiture Transaction, Overnite and Overnite Transportation Company (“Overnite Transportation” or “OTC”) entered into a $300 million credit agreement (the “Credit Agreement”) with a syndicate of lenders. A total of $128.0 million was drawn immediately to pay the cash dividend described in the preceding paragraph.

Following the Divestiture Transaction, Overnite Holding became a direct wholly-owned subsidiary of Overnite and Overnite Transportation and Motor Cargo Industries, Inc. (“Motor Cargo”) became indirect wholly-owned subsidiaries of Overnite. UPC sold 100% of the shares of common stock of Overnite that it received in the Divestiture Transaction in the initial public offering.

Note 1. Business

The Company, through its primary operating subsidiaries, is a leading predominantly non-union provider of less than truckload (“LTL”) transportation service, offering a full spectrum of regional, inter-regional and long-haul services nationwide. The Company serves a diverse customer base through a network of 208 service centers located near metropolitan centers. The Company operates through two principal subsidiary companies, OTC and Motor Cargo. OTC operates on a nationwide basis and Motor Cargo operates primarily in the Western United States.

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Earnings and Dividends Per Share

The following table presents information necessary to calculate basic and diluted earnings per share and common equivalent shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(thousands except share and per share amounts)		(thousands except share and per share amounts)
Net income	$22,430	$19,718	$46,776	$43,749

Basic EPS
Weighted average shares outstanding – basic	27,766,403	27,500,000	27,764,158	27,500,000

Net income per share	$0.81	$0.72	$1.69	$1.59

Diluted EPS
Weighted average shares outstanding – basic	27,766,403	27,500,000	27,764,158	27,500,000
Dilutive effect of stock options	80,282	—	56,321	—
Dilutive effect of retention shares	127,708	—	84,772	—

Weighted average shares outstanding – diluted	27,974,393	27,500,000	27,905,251	27,500,000

Net income per share	$0.80	$0.72	$1.67	$1.59

Basic earnings per share is calculated on the weighted average number of common shares outstanding during each period. Diluted earnings per share includes shares issuable upon exercise of outstanding stock options and stock-based awards where such instruments would be dilutive.

Note 3. Comprehensive Income

For the nine months ended September 30, 2004 and September 30, 2003, the Company recognized total comprehensive income of $46.8 million and $43.3 million, respectively. For the nine months ended September 30, 2004, the Company recognized no other comprehensive income or loss, compared to other comprehensive loss of $0.5 million for the nine months ended September 30, 2003. Other comprehensive loss for the nine-month period ended September 30, 2003 related to the effective portion of the changes in the fair values of derivatives designated as hedging instruments related to fuel.

Note 4. Segment Information

OTC Segment

The OTC segment includes LTL, closely related truckload operations and dedicated truckload operations, and operates as a regional carrier with long-haul capabilities, with a network of 171 service centers throughout the United States. This segment serves all 50 states, Canada, Mexico, the U.S. Virgin Islands, Puerto Rico and Guam and transports a variety of products, including machinery, textiles, plastics, electronics and paper products. Corporate assets and expenses are included in the OTC segment.

Motor Cargo Segment

Motor Cargo is a regional LTL carrier operating through 37 service centers, providing transportation services within the Western United States, transporting a variety of products, including consumer goods,

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

packaged foodstuffs, electronics, apparel, hardware and industrial goods. Motor Cargo also provides warehousing, dry and temperature controlled LTL and logistics services.

The following tables reflect asset information for these segments of the Company as of September 30, 2004 and December 31, 2003, and capital expenditures and depreciation expense for the three-month and nine-month periods ended September 30, 2004 and 2003:

	At
	September 30, 2004	December 31, 2003
	(Thousands of Dollars)
Assets:
OTC	$767,152	$710,752
Motor Cargo	130,469	119,978

Consolidated	$897,621	$830,730

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Thousands of Dollars)		(Thousands of Dollars)
Capital Expenditures:
OTC	$29,331	$14,438	$40,863	$35,784
Motor Cargo	3,348	1,518	7,449	7,746

Consolidated	$32,679	$15,956	$48,312	$43,530

Depreciation Expense:
OTC	$12,403	$12,009	$38,482	$36,412
Motor Cargo	1,864	2,024	5,717	6,375

Consolidated	$14,267	$14,033	$44,199	$42,787

The following table reflects operating segment information of the Company for operating revenue, operating income and net income for the three-month and nine-month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Thousands of Dollars)		(Thousands of Dollars)
Operating Revenue:
OTC	$380,702	$340,903	$1,091,698	$977,987
Motor Cargo	48,344	43,279	134,407	119,403

Consolidated	$429,046	$384,182	$1,226,105	$1,097,390

Operating Income:
OTC	$33,742	$24,932	$71,634	$54,943
Motor Cargo	3,674	3,899	8,978	7,480

Consolidated	$37,416	$28,831	$80,612	$62,423

Net Income:
OTC	$20,122	$17,254	$41,126	$38,911
Motor Cargo	2,308	2,464	5,650	4,838

Consolidated	$22,430	$19,718	$46,776	$43,749

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Related Party Transactions

Until the date of the Divestiture Transaction, advances to and from UPC accrued interest at a 7.5% annual interest rate. The Company earned $11.0 million of interest income related to the receivable from UPC in the first nine months of 2003. The receivable from UPC was eliminated on November 5, 2003 as a result of the Divestiture Transaction.

Until the date of the Divestiture Transaction, the Company and UPC completed transportation arrangements for each other’s customers and billed each other in accordance with intermodal agreements and other contracts in the normal course of business, at commercial terms that were equitable to all parties. During the nine months ended September 30, 2003 these intercompany transactions included in the Company’s operating revenue amounted to $4.1 million.

Note 6. Long-term debt

Long-term debt at September 30, 2004 consisted of $115.6 million outstanding under the Credit Agreement entered into at the time of the Divestiture Transaction. The Credit Agreement provides for total borrowings of $300 million, consisting of a term loan of $125 million and a revolving loan of $175 million, of which up to a maximum of $150 million is available for the issuance of letters of credit.

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

Borrowings under the term loan and the revolving loan facility bear interest, at the Company’s option, at either adjusted LIBOR or the alternate base rate, plus a spread based upon our credit rating. The effective interest rate at September 30, 2004 was 3.34%. For the nine months ended September 30, 2004 the average interest rate was 2.73%. Outstanding letters of credit issued under the revolving loan facility are subject to an annual fee equal to the applicable spread over adjusted LIBOR for revolving loans. Letters of credit outstanding under the Credit Agreement were $68.7 million at September 30, 2004. The Company is also required to pay administrative fees, commitment fees, letter of credit issuance and administration fees and certain expenses, and to provide certain indemnities, all of which the Company believes to be customary for financings of this type.

The Credit Agreement contains affirmative, negative and financial covenants we believe are customary for financings of this type. Specifically, the Credit Agreement contains financial covenants regarding maximum leverage ratios, a minimum fixed charge coverage ratio and a minimum asset coverage ratio. Obligations under the Credit Agreement are guaranteed by Overnite and certain of our domestic subsidiaries, including Motor Cargo, and are secured by a first-priority lien on and security interest in all of the capital stock of Overnite Holding, Overnite, Inc. and OTC, as well as all of the capital stock held by OTC and any guarantor under the Credit Agreement.

The Company’s long-term debt at September 30, 2004 consists of:

(Thousands of Dollars)
Term Loan	$115,625
Current Portion	(12,500)

Total Long-Term Debt	$103,125

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

During the first nine months of 2004, the Company made pension plan contributions of $30.3 million compared to $45.7 million in the comparable period of 2003. The Company has made these contributions on a voluntary basis as no contributions were required in either 2003 or 2004.

The amount of net periodic benefit cost for the three months ended September 30, 2004 was $10.9 million compared to $7.7 million for the same period in 2003. The amount of net periodic benefit cost for the nine months ended September 30, 2004 was $29.1 million compared to $22.6 million for the same period in 2003. The components are summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Thousands of Dollars)		(Thousands of Dollars)
Service cost	$6,065	$8,364	$24,232	$24,617
Interest cost	14,363	13,141	42,089	38,674
Expected return on plan assets	(14,329)	(15,074)	(45,793)	(44,362)
Prior service cost	1,154	1,230	3,692	3,622
Actuarial (gain)loss	3,656	23	4,848	63

Net periodic benefit cost	$10,909	$7,684	$29,068	$22,614

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Stock-Based Compensation

The Company has stock-based employee compensation that may consist of options, stock appreciation rights, stock awards or performance shares. The Company participated in UPC’s stock-based employee compensation plans until November 5, 2003. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation expense related to stock option grants is reflected in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based employee compensation expense related to restricted stock and other incentive plans is reflected in net income. The following table illustrates the effect on net income for the three-month and nine-month periods ended September 30, 2004 and 2003 if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (the “FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Thousands of Dollars Except Per Share Amounts)		(Thousands of Dollars Except Per Share Amounts)
Net income as reported	$22,430	$19,718	$46,776	$43,749
Stock-based employee compensation expense included in reported net income, net of tax	1,531	381	2,016	1,690
Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(1,704)	(840)	(2,584)	(3,059)

Pro forma net income	$22,257	$19,259	$46,208	$42,380

Net income per share, as reported – basic	$0.81	$0.72	$1.69	$1.59

Net income per share, pro forma – basic	$0.80	$0.70	$1.66	$1.54

Net income per share, as reported – diluted	$0.80	$0.72	$1.67	$1.59

Net income per share, pro forma – diluted	$0.80	$0.70	$1.66	$1.54

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted during the three and nine months ended September 30, 2004: risk-free interest rates of 3.2%; dividend yield of 0.7%; expected lives of 5 years; and volatility of 44.6%. Assumptions for the three and nine months ended September 30, 2003 were: risk free interest rates of 2.9%; dividend yield of 1.5%; expected lives of 5 years; and volatility of 28.4%.

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

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Commitments—As of September 30, 2004, the Company’s self-insured retention arrangements for workers’ compensation and automobile liability were secured by $83.4 million in letters of credit, which were unused, compared to $55.4 million as of December 31, 2003. The Company has $68.7 million of the letters of credit at September 30, 2004 that fall under the Credit Agreement. The increase in the letters of credit resulted primarily as the surety bond market has deteriorated and the Company has replaced surety bonds with letters of credit. Additionally the increase resulted from the Company becoming a stand-alone entity and having to obtain letters of credit rather than relying on UPC letters of credit.

Goodwill—The Company completed the required goodwill impairment test under generally accepted accounting principles effective August 31, 2004, which did not indicate any impairment. The Company has $13.2 million of goodwill and $3.0 million in non-amortizable intangible assets related to its investment in Motor Cargo.

Note 10. Subsequent Events

On November 3, 2004, the Company amended the Credit Agreement to reduce the total credit availability to $250 million by (i) increasing the revolving loan to $250 million, of which $175 million will be available for the issuance of letters of credit, and (ii) converting all outstanding term loans to revolving loans so that the outstanding principal amount of all term loans and term loan commitments shall be zero. The initial interest rate will be 50 basis points below the existing rate. The terms of the Credit Agreement, as amended and restated (the “Amended and Restated Credit Agreement”) also provide an option for the Company to increase the aggregate revolving credit commitments under the facility from $250 million up to $400 million, either by adding additional lenders or agreeing with existing lenders to increase their commitments. The revolving loan facility has a maturity date of November 3, 2009. The Amended and Restated Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. Specifically, the Amended and Restated Credit Agreement contains financial covenants regarding a maximum leverage ratio and a minimum fixed charge coverage ratio. Obligations under the Amended and Restated Credit Agreement are guaranteed by Overnite and certain of our domestic subsidiaries, including Motor Cargo, and are secured by a first-priority lien on and security interest in all of the capital stock of Overnite Holding, Overnite, Inc. and OTC, as well as all the capital stock held by OTC and any guarantor under the Amended and Restated Credit Agreement.

Overnite uses Marsh & McLennan Cos. (“Marsh”) as a broker for insurance coverage. Marsh has been accused by the Attorney General of the State of New York in a civil action, and the Chairman and Chief Executive of Marsh has resigned. The Company does not believe the outcome of the civil suit or the change in the management at Marsh will have a material effect on the financial results of the Company or the availability or affordability of insurance coverage.

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

OVERVIEW

The Company is a leading, predominantly non-union provider of LTL transportation services, offering a full spectrum of regional, inter-regional and long-haul LTL services nationwide. In addition to our core LTL service, we also provide our customers with a number of additional value-added LTL services, including expedited and guaranteed delivery, cross-border, assembly and distribution, trade show, government and third party logistics services. We serve a diverse customer base through a network of 208 service centers located near metropolitan centers. We draw customers from varying industries and geographic markets, including customers in the retail, chemical, automotive, electronics and furniture industries.

From 1986 until November 5, 2003, the Company was a wholly-owned subsidiary of UPC. Although we operated as a separate business, distinct from UPC’s other activities, we relied on UPC for certain support functions, as well as financial support. Following the Divestiture Transaction, we no longer receive interest income from UPC, which accounted for $11.0 million of interest income in the first nine months of 2003. Furthermore we have incurred certain costs in connection with operating as a stand-alone company that exceed the costs that were incurred or were charged to us by UPC. These stand-alone costs include certain administrative costs for services previously performed for us by UPC, such as cash management, internal audit and information services, as well as incremental costs we will incur, including SEC compliance, insurance, corporate secretary, shareholder relations, government relations and non-employee director costs. In addition, Overnite incurred indebtedness under the Credit Agreement in order to pay a cash dividend to UPC in connection with the Divestiture Transaction, and may incur future indebtedness to finance working capital, capital expenditures, other general corporate purposes and to support letters of credit.

MANAGEMENT SUMMARY

Operating revenue for the three months ended September 30, 2004 was $429.0 million, an increase of $44.8 million or 11.7% from $384.2 million for the comparable period of 2003. Total operating expense for the three months ended September 30, 2004 was $391.6 million, an increase of $36.2 million or 10.2% from $355.4 million for the comparable period of 2003. The growth in operating revenue for the three months ended September 30, 2004 was primarily attributable to volume growth of 8.9%, higher fuel surcharges, and rate increases negotiated with customers. The tonnage growth was attributable to higher growth in the economy, general tightness in the TL market, and the implementation of new hours of service rules. Higher expenses were primarily due to increased volumes, higher fuel costs and increased other expenses.

The following table sets forth certain statement of income data expressed as a percentage of operating revenue.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

	For the three months ended September 30,
	2004	2003	Pro Forma 2003 (1)
	Amounts in Percentages
Operating revenue	100.0%	100.0%	100.0%
Operating expenses
Salaries, wages and employee benefits	56.6	56.9	57.1
Supplies and expenses	9.6	8.0	8.0
Operating taxes	3.4	3.5	3.5
Claims and insurance	2.8	5.0	5.2
Rents and purchased transportation	10.2	10.3	10.3
Communication and utilities	1.1	1.4	1.4
Depreciation	3.3	3.7	3.7
Other	4.3	3.7	3.9

Total operating expenses (2)	91.3	92.5	93.1

Operating income	8.7	7.5	6.9
Other income and expense
Interest income from UPC	—	1.1	—
Interest expense	0.3	0.1	0.3
Other income	—	—	—

Income before income taxes	8.4	8.5	6.6

Income tax expense (benefit)	3.2	3.4	2.6

Net income	5.2%	5.1%	4.0%

Notes:

(1)	Overnite became a stand-alone public company on November 5, 2003, as a result of the Divestiture Transaction. Pro forma results are a non-GAAP measure and have been provided to present results as if we had been a public entity beginning January 1, 2003. For further information see the pro forma discussion beginning on page 25, below.

(2)	The ratio of total operating expenses to operating revenue is referred to as the operating ratio.

Operating Revenue

The following table includes the components of operating revenue for the three months ended September 30, 2004. Operating revenue is affected by weight hauled, LTL revenue per LTL hundredweight (LTL Rate Factor) including LTL fuel surcharge, and volume of shipments of our dedicated truckload service.

	Three Months Ended September 30,		Increase (Decrease) from 2003	% Change from 2003
	2004	2003
Operating Revenue by Business Line
(amounts in thousands of dollars, except for percentages):
OTC LTL (1)	$335,859	$305,928	$29,931	9.8%
OTC TL (1)	23,497	19,093	4,404	23.1
OTC Dedicated TL	21,346	15,882	5,464	34.4
Motor Cargo LTL (1)	41,264	36,852	4,412	12.0
Motor Cargo TL (1)	4,985	4,496	489	10.9
Motor Cargo Other operating revenue	2,095	1,931	164	8.5

Consolidated Operating Revenue	$429,046	$384,182	$44,864	11.7%

Operating Measures
Weight hauled (millions of pounds)(1):
LTL	2,359.3	2,202.3	157.0	7.1%
TL	455.7	382.3	73.4	19.2

Total	2,815.0	2,584.6	230.4	8.9%

OTC Dedicated TL Shipments (in thousands)	22.6	18.4	4.2	22.8%
LTL weight per LTL shipment (pounds)	957	889	68	7.6
LTL revenue per LTL hundredweight (including fuel surcharge)(2)	$15.98	$15.56	$0.42	2.7
Length of haul (miles)	768	787	(19)	(2.4)

(1)	Effective January 1, 2004 LTL weight, shipments, LTL weight per LTL shipment and LTL Rate Factor include all shipments with weight under 10,000 pounds. TL weight and shipments include shipments with weight of 10,000 pounds or more. Previously, LTL and TL shipments and weight were determined by weight as well as the size of the shipment. Weight, shipments, LTL weight per LTL shipment and LTL Rate Factor for all periods of 2003 have been recalculated on a basis consistent with the new definition.

(2)	LTL revenue per LTL hundredweight (also identified as LTL Rate Factor) is calculated by dividing the sum of LTL revenue for OTC and Motor Cargo by LTL weight hauled.

For the three months ended September 30, 2004, operating revenue increased $44.9 million. The increase in operating revenue resulted from a 7.1% increase in LTL weight hauled. This volume increase was primarily the result of a stronger economy and contributed approximately $24.4 million in additional operating revenue. The LTL Rate Factor increased 2.7%. The change in the LTL Rate Factor, which increased operating revenue approximately $9.9 million, is the result of increased revenue from fuel surcharges and favorable price negotiation with customers. These increases were offset by changes in our freight mix, such as heavier weight per shipment, lower average length of haul and lower average classification of freight. Our dedicated truckload revenue increased $5.5 million due to a change in customer mix, an increase in shipments resulting from the addition of three new customers during the second quarter of 2004 and an increase in fuel surcharges. TL revenue increased $4.9 million as a result of a 19.2% increase in weight hauled due to capacity constraints in the TL market, the implementation of new hours of service rules and increased fuel surcharges. Fuel surcharge revenue, which is included in the preceding amounts referenced in this paragraph, was $24.9 million, an increase of $14.1 million, or 131.2%, over $10.8 million for the comparable period of 2003.

Overnite Transportation: Operating revenue for the three months ended September 30, 2004 was $380.8 million, an increase of $39.9 million or 11.7%, from $340.9 million for the comparable period in 2003. For the three months ended September 30, 2004, LTL volume increased 6.9%, contributing approximately $21.1 million in additional revenue. The LTL Rate Factor increased by 2.7%, increasing operating revenue by approximately $8.8 million. Dedicated truckload service contributed $5.5 million in additional operating revenue. Operating revenue from truckload services increased by $4.4 million. LTL weight per LTL shipment increased by 7.6%. Fuel surcharge revenue, which is included in the preceding amounts referenced in this paragraph, was $22.3 million, an increase of $12.9 million, or 138.5%, from $9.4 million for the comparable period in 2003.

Motor Cargo: For the three months ended September 30, 2004, operating revenue was $48.3 million, an increase of $5.0 million, or 11.7%, from $43.3 million in the comparable period of 2003. LTL operating revenue increased $4.4 million as LTL weight hauled increased 9.0%. Truckload services and other services contributed $0.6 million in additional operating revenue. Fuel surcharge revenue, which is included in the preceding amounts referenced in this paragraph, was $2.6 million, an increase of $1.2 million, or 82.9%, from $1.4 million for the comparable period in 2003.

Operating Expenses

For the three months ended September 30, 2004, operating expenses were $391.6 million, an increase of $36.2 million, or 10.2%, from $355.4 million for the comparable period in 2003. As a percentage of operating revenue, operating expenses improved to 91.3% of revenue for the three months ended September 30, 2004, compared to 92.5% for the comparable period of 2003, and 93.1% on a pro forma basis for 2003. Operating expenses, on a pro forma basis, were $357.5 million, or 93.1% of operating revenue, for the three months ended September 30, 2003 and included $2.1 million in stand-alone expenses, which represent incremental costs incurred following the Divestiture Transaction.

For the three months ended September 30, 2004 operating expenses as compared to actual and pro forma 2003 (as described above) were primarily affected by changes in salaries, wages and employee benefits; supplies and expenses; claims and insurance; rents and purchased transportation, and other expenses. The discussion of our calculation of pro forma items and reconciliation to the nearest GAAP measure begins on page 25. Discussion and analysis of these items follows.

	For the Three months ended September 30,
(amounts in thousands of dollars except percentages)	2004	2003	Pro Forma 2003(1)	% Change from 2003	% Change from Pro Forma
Salaries, wages and employee benefits	$242,983	$218,703	$219,212	11.1%	10.8%
Supplies and expenses	41,083	30,916	30,916	32.9%	32.9%
Claims and insurance	11,882	19,376	19,977	(38.7)%	(40.5)%
Rents and purchased transportation	43,826	39,582	39,582	10.7%	10.7%
Other	18,254	14,130	15,070	29.2%	21.1%

(1)	Overnite became a stand-alone public company on November 5, 2003, as a result of the Divestiture Transaction. Pro forma results are a non-GAAP measure and have been provided to present results as if we had been a public entity beginning January 1, 2003. For further information see the pro forma discussion beginning on page 25, below.

Salaries, Wages and Employee Benefits:

Salaries, wages and employee benefits were 56.6% of operating revenue in the period, compared to 56.9% for the comparable period in 2003 and 57.1% of operating revenue for the comparable period of 2003 on a pro forma basis. This 0.5% improvement, compared to pro forma results, as a percent of operating revenue resulted from our increased volume of transportation services, while maintaining control over wage and benefit costs. Salaries, wages and employee benefits, for the three months ended September 30, 2003, on a pro forma basis, included $0.5 million of incremental costs related to staff needed as a stand-alone entity.

The 10.8% increase in salaries, wages and employee benefits from $219.2 million, on a pro forma basis, for the three months ended September 30, 2003 to $243.0 million for the three months ended September 30, 2004 was due to wage inflation and a 3.8% increase in the average number of employees over the period. The increase in the number of employees was primarily due to the increase in LTL volume shipped.

Salaries and wages increased by $13.4 million, compared to actual results, primarily due to a 3.8% increase in the average number of employees resulting from the increase in LTL volume shipped. Pro forma 2003 expenses include human resources costs for internal audit, accounting, tax, human resource and treasury functions. These functions were fully staffed at September 30, 2004. The new provisions of the Fair Labor Standards Act (“FLSA”) defining overtime hours is not expected to have a material effect on salaries and wages.

Employee benefit expenses increased $10.9 million, compared to actual results, for the three months ended September 30, 2004 and were primarily affected by pension and other post employment benefit cost increases and the 3.8% increase in the average number of employees. Expenses related to pension and other post retirement benefits were $14.0 million for the three months ended September 30, 2004, an increase of $4.1 million, or 41.7%, from $9.9 million in the comparable period in 2003. This increase was primarily attributable to the lower than expected returns on pension assets in the years 2000 through 2002 and declines in interest rates. Payroll taxes were $21.0 million for the three months ended September 30, 2004 an increase of $1.7 million, or 8.9%, from $19.3 million for the comparable period of 2003. The cost of healthcare benefits for active employees was $20.5 million in the three months ended September 30, 2004, an increase of $4.4 million, or 27.6%, from $16.1 million in the comparable period in 2003. Pro forma 2003 expense includes benefits associated with the additional staffing described above.

Supplies and Expenses:

Supplies and expenses increased to 9.6% of operating revenue in the three months ended September 30, 2004 from 8.0% in the comparable period of 2003. The increase in expense was primarily due to a 58.5% increase in fuel expense. Fuel expense was $23.2 million for the 2004 period compared to $14.6 million in 2003 and the increase is a result of a 5.4% increase in miles driven and a 48.0% increase in the cost of fuel compared to 2003. Fuel expense for the three months ended September 30, 2004 and 2003 does not include fuel surcharges that the Company paid to third-party carriers who provided purchased transportation. These costs are included in purchased transportation. Maintenance and facilities supplies expenses were $17.9 million for the three months ended September 30, 2004, an increase of $1.6 million, or 9.9%, from $16.3 million in the comparable period in 2003. Maintenance and facilities supplies expenses increased as a result of increased volume and an associated 5.4% increase in miles driven during the three months ended September 30, 2004.

Claims and Insurance:

Claims and insurance expenses decreased to 2.8% of operating revenue in the three months ended September 30, 2004 from 5.0% for the comparable period in 2003 and 5.2% for the comparable period in 2003 on a pro forma basis. Expenses decreased by $7.5 million or 38.7% from the comparable period of 2003 as our provisions for liability reserves for injury or property damages decreased by $4.5 million and our provision for liability reserves for cargo claims decreased by $3.8 million. These decreases were partially offset by a $0.8 million increase in insurance expense. The reduction in liability reserves for injury and property damages is attributable to improved claim experience in 2004. The reduction in liability provision for cargo claims is attributable to successful quality cargo handling initiatives in 2004. Pro forma 2003 expense includes $0.6 million of incremental costs for directors and officers insurance coverage and other insurance coverages necessary as a stand-alone entity.

Rents and Purchased Transportation:

Rents and purchased transportation expenses decreased to 10.2% of operating revenue from 10.3% in 2003 on an actual basis, and increased by $4.2 million, or 10.7%, from the 2003 level of expenditures as a result of the 8.9% increase in tonnage hauled and an increase in the rates charged by third-party carriers, primarily related to higher costs such as fuel and insurance. During the three months ended September 30, 2004 we increased, on an absolute basis, the use of other carriers to supplement our resources and provide flexibility in connection with higher tonnage levels in the quarter.

Other:

Other operating expenses increased as a percentage of operating revenue from 3.7% during the three months ended September 30, 2003, to 4.3% for the three months ended September 30, 2004. For the three months ended September 30, 2004, provision for bad debt increased $1.3 million over the comparable period of 2003 as a result of higher revenue. General supplies and expenses increased $1.4 million for the three months ended September 30, 2004 over the comparable period of 2003. Other expenses for the three months ended September 30, 2003, on a pro forma basis, include $0.9 million in stand-alone expenses, which represent incremental legal and professional fees incurred subsequent to the Divestiture Transaction.

Overnite Transportation: Operating expenses at OTC were $347.0 million for the three months ended September 30, 2004, an increase of $31.0 million, or 9.8%, from $316.0 million for the comparable period in 2003 due to the factors discussed above. Operating expenses on a pro forma basis for the three months ended September 30, 2003 included $2.2 million in incremental stand-alone expenses.

Motor Cargo: Operating expenses at Motor Cargo were $44.7 million for the three months ended September 30, 2004, an increase of $5.3 million, or 13.4%, from $39.4 million for the comparable period in 2003 due to the factors discussed above.

Operating Income

For the three months ended September 30, 2004, operating income was $37.4 million, an increase of $8.6 million, or 29.8%, compared to $28.8 million in the comparable period of 2003, and $26.7 million on a pro forma basis in 2003. Our operating expenses as a percentage of operating revenue, or operating ratio, was 91.3% for the three months ended September 30, 2004, compared to 92.5% for the comparable period of 2003 and 93.1% on a pro forma basis.

Overnite Transportation: For the three months ended September 30, 2004, operating income at OTC was $33.7 million, an increase of $8.8 million, or 35.3%, from $24.9 million in the comparable period of 2003. For the three months ending September 30, 2004, the operating ratio for OTC improved to 91.1%, compared to 92.7% for the comparable period of 2003. For the three months ended September 30, 2003, pro forma operating income was $22.8 million and the pro forma operating ratio was 93.3%.

Motor Cargo: For the three months ended September 30, 2004, operating income at Motor Cargo was $3.7 million, a decrease of 5.8% from $3.9 million in the comparable period of 2003. For the three months ended September 30, 2004, the operating ratio for Motor Cargo was 92.4%, compared to 91.0% for the comparable period of 2003. The deterioration in the operating ratio was a result of lower rate factor growth as a result of decreased freight mix and higher costs for salaries, wages and benefits and purchased transportation.

Other Income and Expense Items

Other income and expense items netted to $1.3 million of expense for the three months ended September 30, 2004, compared to income of $3.8 million for the comparable period of 2003. For the three months ended September 30, 2004, there was no interest income received from UPC, compared with $4.1 million for the three months ended September 30, 2003. This decrease was the result of no longer receiving intercompany interest income after the Divestiture Transaction. Interest expense for the three months ended September 30, 2004 was $1.4 million, an increase of $1.1 million, compared to $0.3 million for the comparable period of 2003, primarily as a result of the debt incurred in connection with the Divestiture Transaction. Pro forma other income and expense reflects the absence of $4.1 million of intercompany interest income and the addition of $1.1 million to reflect interest expense for debt incurred related to the Divestiture Transaction for the three months ended September 30, 2003.

Income Taxes

Income taxes were $13.6 million in the three months ended September 30, 2004, with an effective tax rate of 37.8%, compared to $12.9 million in the comparable period of 2003, with an effective tax rate of 39.5%. Income taxes for the three months ended September 30, 2004 reflect a state income tax audit settlement during the quarter that reduced income taxes by $0.7 million. Pro forma income taxes reflect the tax effect of the pro forma adjustments described above with an effective tax rate of 39.5% for the three months ended September 30, 2003.

Net Income

As a result of the foregoing, net income for the three months ended September 30, 2004 was $22.4 million, an increase of $2.7 million, or 13.8%, from $19.7 million in the comparable period of 2003. OTC contributed $20.1 million in net income for the three months ended September 30, 2004, compared to $17.2 million in net income in the comparable period of 2003. Motor Cargo contributed $2.3 million of net income in the three months ended September 30, 2004 compared to $2.5 million in net income in the comparable period of 2003. Net income for the comparable period of 2003 on a pro forma basis would have been $15.3 million as a result of the adjustments described above.

The following table sets forth certain statement of income data expressed as a percentage of operating revenue.

OVERNITE CORPORATION (OVERNITE HOLDING, INC., prior to November 5, 2003)

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2004 Compared to

Nine Months Ended September 30, 2003

	For the Nine months ended September 30,
	2004	2003	Pro Forma 2003 (1)
	Amounts in Percentages
Operating revenue	100.0%	100.0%	100.0%
Operating expenses
Salaries, wages and employee benefits	57.9	59.0	59.1
Supplies and expenses	9.1	8.3	8.3
Operating taxes	3.5	3.6	3.6
Claims and insurance	3.2	4.1	4.2
Rents and purchased transportation	10.6	10.3	10.3
Communication and utilities	1.2	1.4	1.4
Depreciation	3.6	3.9	3.9
Other	4.3	3.7	4.0

Total operating expenses	93.4	94.3	94.8

Operating income	6.6	5.7	5.2
Other income and expense
Interest income from parent	—	1.0	—
Interest expense	0.3	0.1	0.4
Other income	—	—	—

Income before income taxes	6.3	6.6	4.8

Income tax expense (benefit)	2.5	2.6	1.9

Net income	3.8%	4.0%	2.9%

Note:

(1)	Overnite became a stand-alone public company on November 5, 2003, as a result of the Divestiture Transaction. Pro forma results are a non-GAAP measure and have been provided to present results as if we had been a public entity beginning January 1, 2003. For further information see the pro forma discussion beginning on page 25, below.

Operating Revenue

The following table presents our analysis of the components of operating revenue for the nine months ended September 30, 2004. Operating revenue is affected by weight hauled, LTL revenue per LTL hundredweight (LTL Rate Factor) including fuel surcharge and volume of shipments of our dedicated truckload service.

	Nine Months Ended September 30,		Increase (Decrease) from 2003	% Change from 2003
	2004	2003
Operating Revenue by Business Line
(amounts in thousands of dollars, except percentages):
OTC LTL (1)	$965,073	$877,018	$88,055	10.0%
OTC TL (1)	68,299	54,830	13,469	24.6
OTC Dedicated TL	58,326	46,139	12,187	26.4
Motor Cargo LTL (1)	114,707	102,090	12,617	12.4
Motor Cargo TL (1)	13,494	12,164	1,330	10.9
Motor Cargo Other operating revenue	6,206	5,149	1,057	20.5

Consolidated Operating Revenue	$1,226,105	$1,097,390	$128,715	11.7%

Operating Measures
Weight hauled (millions of pounds) (1):
LTL	6,949.3	6,329.8	619.5	9.8%
TL	1,382.3	1,129.5	252.8	22.4

Total	8,331.6	7,459.3	872.3	11.7%

OTC Dedicated TL Shipments (in thousands)	63.6	58.9	4.7	8.0%
LTL weight per LTL shipment (pounds)	952	883	69	7.8
LTL revenue per LTL hundredweight (including fuel surcharge)(2)	$15.54	$15.47	$0.07	0.5
Length of haul (miles)	769	780	(11)	(1.4)

(1)	Effective January 1, 2004 LTL weight, shipments, LTL weight per LTL shipment and LTL Rate Factor include all shipments with weight under 10,000 pounds. TL weight and shipments include shipments with weight of 10,000 pounds or more. Previously, LTL and TL shipments and weight were determined by weight as well as the size of the shipment. Weight, shipments, LTL weight per LTL shipment and LTL Rate Factor for all periods of 2003 have been recalculated on a basis consistent with the new definition.

(2)	LTL revenue per LTL hundredweight (also identified as LTL Rate Factor) is calculated by dividing the sum of LTL revenue for OTC and Motor Cargo by LTL weight hauled.

For the nine months ended September 30, 2004, operating revenue increased $128.7 million, or 11.7%, to $1,226.1 million from $1,097.4 million for the nine months ended September 30, 2003. The increase in operating revenue resulted from a 9.8% increase in LTL weight hauled. This volume increase which was the result of a stronger economy contributed approximately $95.8 million in additional operating revenue. The LTL Rate Factor increased 0.5%. The change in the LTL Rate Factor increased operating revenue approximately $4.9 million is the result of increased revenue from fuel surcharges and favorable price negotiation with customers. These increases were offset by changes in our freight mix, such as heavier weight per shipment, lower average length of haul and lower average classification of freight. Our dedicated truckload revenue increased $12.2 million due to a change in our customer mix, an increase in shipments resulting from the addition of three new customers in the second quarter of 2004 and an increase in fuel surcharges. TL revenue increased $14.8 million as a result of a 22.4% increase in weight hauled due to capacity constraints in the TL market, the implementation of new hours of service rules and increased fuel surcharges. Fuel surcharge revenue, which is included in the preceding amounts referenced in this paragraph, was $60.1 million, an increase of $26.8 million, or 80.3%, compared to $33.3 million for the comparable period in 2003.

Overnite Transportation: For the nine months ended September 30, 2004, operating revenue at OTC was $1,091.7 million, an increase of $113.7 million, or 11.6%, compared to operating revenue of $978.0 million for the nine months ended September 30, 2003. LTL volume at OTC increased 9.8%, contributing approximately $86.2 million in additional revenue. The LTL Rate Factor increased by 0.2%, increasing operating revenue by approximately $1.8 million. Dedicated truckload service contributed $12.2 million in additional revenue and operating revenue from truckload services increased by $13.5 million as a result of a 25.4% increase in weight hauled. Fuel surcharge revenue, which is included in the preceding amounts referenced in this paragraph, was $53.6 million an increase of $23.9 million, or 80.3%, compared to $29.8 million for the comparable period in 2003.

Motor Cargo: For the nine months ended September 30, 2004, operating revenue at Motor Cargo was $134.4 million, an increase of $15.0 million, or 12.6%, from $119.4 million in the comparable period of 2003. Operating revenue at Motor Cargo from LTL business increased by $12.6 million as a result of a 9.7% increase in LTL volume. Truckload services and other services contributed $2.4 million in additional operating revenue. Fuel surcharge revenue, which is included in the preceding amounts referenced in this paragraph, was $6.5 million, an increase of $2.9 million, or 81.1%, compared to $3.6 million for the comparable period in 2003.

Operating Expenses

For the nine months ended September 30, 2004, operating expenses were $1,145.5 million, an increase of $110.5 million, or 10.7%, from $1,035.0 million for the comparable period in 2003. As a percentage of operating revenue, operating expenses were 93.4%, for the nine months ended September 30, 2004 and 94.3% for the comparable period of 2003. Operating expenses, on a pro forma basis, were $1,040.7 million, or 94.8% of operating revenue, for the nine months ended September 30, 2003 and included $5.8 million in stand-alone expenses, which represent incremental costs incurred following the Divestiture Transaction.

For the nine months ended September 30, 2004 operating expenses as compared to actual and pro forma 2003 were primarily affected by changes in salaries, wages and employee benefits, supplies and expenses, claims and insurance, rents and purchased transportation and other expenses. The discussion of our calculation of pro forma items and reconciliation to the nearest GAAP measure begins on page 25. Discussion and analysis of these items follows:

	For the Nine months ended September 30,
(amounts in thousands of dollars except percentages):	2004	2003	Pro Forma 2003 (1)	% Change from 2003	% Change from Pro Forma
Salaries, wages and employee benefits	$710,226	$647,458	$648,902	9.7%	9.5%
Supplies and expenses	111,076	91,533	91,533	21.4%	21.4%
Claims and insurance	38,951	44,459	46,257	(12.4)%	(15.8)%
Rents and purchased transportation	130,195	112,959	112,959	15.3%	15.3%
Other	52,889	40,169	42,402	31.7%	24.7%

(1)	Overnite became a stand-alone public company on November 5, 2003, as a result of the Divestiture Transaction. Pro forma results are a non-GAAP measure and have been provided to present results as if we had been a public entity beginning January 1, 2003. For further information see the pro forma discussion beginning on page 25, below.

Salaries, Wages and Employee Benefits:

Salaries, wages and employee benefits were 57.9% of operating revenue in the 2004 period, compared to 59.0% for the comparable period in 2003, and 59.1% for the comparable period in 2003 on a pro forma basis. This 1.2% improvement, compared to pro forma results, as a percentage of operating revenue resulted from our increased volume of transportation services while maintaining control over wage and benefit costs. Salaries, wages and employee benefits, for the nine months ended September 30, 2003, on a pro forma basis, included $1.4 million of incremental costs related to staff needed as a stand-alone entity.

The $61.3 million, or 9.5%, increase, on a pro forma basis, in salaries, wages and benefits compared to the same period in 2003 was due to wage inflation and a 3.6% increase in the average number of employees over the period. The increase in the number of employees was primarily due to the increase in LTL volume shipped.

Salaries and wages increased by $39.6 million, compared to actual results, primarily due to a 3.6% increase in the average number of employees resulting from the increase in LTL volume shipped. Pro forma 2003 expenses include human resources costs for internal audit, accounting, tax, human resource and treasury functions. These functions were fully staffed at September 30, 2004. The new provisions of the FLSA defining overtime hours is not expected to have a material effect on salaries and wages.

Employee benefit expense increased $23.1 million, compared to actual results, for the nine months ended September 30, 2004 over the comparable period in 2003. Employee benefit expenses were primarily affected by pension, other post employment benefits and employee healthcare cost increases and the 3.6% increase in the average number of employees. Expenses related to pension and other post retirement benefits were $39.4 million for the nine months ended September 30, 2004, an increase of $8.3 million, or 26.6%, from $31.1 million in the comparable period in 2003. This increase was primarily attributable to the lower than expected returns on pension assets in 2000 through 2002 and declines in interest rates. The cost of healthcare benefits for active employees was $61.9 million in the nine months ended September 30, 2004, an increase of $7.8 million, or 14.4%, from $54.1 million in the comparable period in 2003. Payroll taxes were $60.5 million for the nine months ended September 30, 2004, an increase of $4.1 million, or 7.2%, from $56.4 million for the comparable period of 2003.

Supplies and Expenses:

Supplies and expenses increased to 9.1% of operating revenue in the nine months ended September 30, 2004, from 8.3% in the comparable period of 2003. The increase in expense was primarily due to a 31.7% increase in fuel expense. Fuel expense was $61.5 million for the nine months ended September 30, 2004, compared to $46.7 million for the comparable period in 2003. The increase is the result of a 6.0% increase in miles driven and a 31.2% increase in the cost of fuel as compared to 2003. Fuel expense for the nine months ended September 30, 2004 and 2003 does not include fuel surcharges that the Company paid to third-party carriers who provided purchased transportation. These costs are included in purchased transportation. Maintenance and facilities supplies expenses were $49.6 million for the nine months ended September 30, 2004, an increase of $4.8 million, or 10.6%, from $44.8 million in the comparable period in 2003. Maintenance and facilities supplies expenses increased as a result of increased volume and an associated 6.0% increase in miles driven during the nine months ended September 30, 2004.

Claims and Insurance:

Claims and insurance expenses decreased to 3.2% of operating revenue in the nine months ended September 30, 2004, from 4.1% for the comparable period in 2003, and 4.2% for the comparable period in 2003 on a pro forma basis. Claims and insurance expenses decreased $5.5 million, or 12.4% from the comparable period of 2003, as provisions to our liability reserves for injury or property damages decreased by $4.1 million and our provision for reserves for cargo claims decreased by $3.5 million. These decreases were partially offset by a $2.1 million increase in insurance expense. The reduction in liability reserves for injury and property damages is attributable to improved claim experience in 2004. The reduction in liability provision for cargo claims is attributable to successful quality cargo handling initiatives in 2004. Pro forma claims and insurance expense for the nine months ended September 30, 2003 include $1.8 million of incremental costs related to directors and officers insurance coverage and other coverages necessary as a stand-alone entity.

Rents and Purchased Transportation:

Rents and purchased transportation expenses, as a percentage of operating revenue, increased to 10.6% during the nine months ended September 30, 2004, compared to 10.3% for the comparable period of 2003. These costs include the use of other trucking carriers for both inter-city and local delivery services to supplement our resources, provide flexibility and enable us to maintain service levels as we absorbed the 11.7% increase in total volume. The growth in these costs also reflects an increase in the rates charged by third-party carriers, primarily related to higher costs such as fuel and insurance. These cost increases were partially offset by a reduction in the use of rail carriers to provide long distance haul support, which decreased by $1.0 million, or 5.0%, from the comparable period of 2003.

Other:

As a percentage of operating revenue, other expenses increased to 4.3% during the nine months ended September 30, 2004, from 3.7% for the nine months ended September 30, 2003, and 4.0% for the comparable period in 2003 on a pro forma basis. For the nine months ended September 30, 2004, our provision for bad debt increased $6.5 million over the comparable period of 2003 as a result of higher revenue. General supplies and expenses increased $5.0 million for the nine months ended September 30, 2004 over the comparable period of 2003. Other expenses for the nine months ended September 30, 2003, on a pro forma basis, include $2.2 million in stand-alone expenses, which represent incremental legal and professional fees incurred subsequent to the Divestiture Transaction.

Overnite Transportation: Operating expenses at OTC were $1,020.0 million for the nine months ended September 30, 2004, an increase of $97.0 million, or 10.5%, from $923.0 million for the comparable period in 2003 due to the factors discussed above. Operating expenses on a pro forma basis for the nine months ended September 30, 2003 included $5.8 million in incremental stand-alone expenses.

Motor Cargo: Operating expenses at Motor Cargo were $125.4 million for the nine months ended September 30, 2004, an increase of $13.5 million, or 12.1%, from $111.9 million for the comparable period in 2003 due to the factors described above.

Operating Income

For the nine months ended September 30, 2004, operating income was $80.6 million, an increase of $18.2 million, or 29.1%, compared to $62.4 million in the comparable period of 2003, and $56.6 million on a pro forma basis in 2003. Our operating ratio was 93.4% for the nine months ended September 30, 2004, compared to 94.3% for the nine months ended September 30, 2003 and 94.8% for the comparable period of 2003 on a pro forma basis.

Overnite Transportation: For the nine months ended September 30, 2004, operating income at OTC was $71.6 million, an increase of $16.7 million, or 30.4%, from $54.9 million in the comparable period of 2003. For the nine months ended September 30, 2004, the operating ratio for OTC improved to 93.4%, compared to 94.4% for the nine months ended September 30, 2003, and 95.0% for the comparable period of 2003 on a pro forma basis.

Motor Cargo: For the nine months ended September 30, 2004, operating income at Motor Cargo was $9.0 million, an increase of 20.0% from $7.5 million in the comparable period of 2003. For the nine months ended September 30, 2004, the operating ratio for Motor Cargo was 93.3%, compared to 93.7% for the comparable period of 2003.

Other Income and Expense Items

Other income and expense items netted to expense of $3.9 million for the nine months ended September 30, 2004, a change of $14.2 million, compared to income of $10.3 million for the comparable period of 2003. For the nine months ended September 30, 2004, there was no interest income received from UPC, compared with $11.0 million for the nine months ended September 30, 2003. This decrease was the result of no longer receiving intercompany interest income after the Divestiture Transaction. Interest expense for the nine months ended September 30, 2004 was $4.0 million, an increase of $3.0 million, compared to $1.0 million for the comparable period of 2003, primarily as a result of the debt incurred in connection with the Divestiture Transaction. Pro forma other income and expense reflects the absence of $11.0 million of intercompany interest income and the addition of $3.5 million to reflect interest expense for debt incurred related to the Divestiture Transaction for the nine months ended September 30, 2003.

Income Taxes

Income taxes were $30.0 million for the nine months ended September 30, 2004, with an effective tax rate of 39.1%, compared to $29.0 million in the comparable period of 2003, with an effective tax rate of 39.8%. Income taxes for the nine months ended September 30, 2004 reflect a state income tax audit settlement that reduced income taxes by $0.7 million. Pro forma income taxes reflect the tax effect of the pro forma adjustments described above with an effective tax rate of 39.8% for the nine months ended September 30, 2003.

Net Income

As a result of the foregoing, net income for the nine months ended September 30, 2004 was $46.8 million, an increase of $3.1 million, or 6.9%, from $43.7 million in the comparable period of 2003. OTC contributed $41.1 million in net income for the nine months ended September 30, 2004, compared to $38.9 million in net income in the comparable period of 2003. Motor Cargo contributed $5.7 million of net income in the nine months ended September 30, 2004, compared to $4.8 million in net income in the comparable period of 2003. Net income for the comparable period in 2003 on a pro forma basis would have been $31.5 million as a result of the adjustments described above.

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

We have included pro forma operating expenses, the resulting pro forma operating income and pro forma operating ratio, pro forma net income and pro forma earnings per share amounts (basic and diluted) for the three-month and nine-month periods ended September 30, 2003 in addition to results prepared under generally accepted accounting principles in the United States (“GAAP”). We believe that these pro forma, non-GAAP financial measures are more reflective of our continuing operations as they present investors with information about the impact of the divestiture from UPC and the initial public offering on our financial results and, in doing so, improve transparency to investors and enhance period-to-period comparability of operations and financial performance.

These pro forma financial measures are alternatives to measures determined in accordance with GAAP. They should not be considered in isolation or as an alternative to measures determined in accordance with GAAP. Set forth below is a reconciliation of these pro forma non-GAAP financial measures to the most directly comparable financial measures calculated and reported in accordance with GAAP.

(amounts in thousands, except share, per share and operating ratio data)	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Operating income as reported	$28,831	$62,423
Less: pro forma calculation of stand-alone expenses:
Salaries, wages and employee benefits	509	1,444
Claims and insurance	601	1,798
Depreciation	114	306
Other	940	2,233

	2,164	5,781

Pro forma operating income	$26,667	$56,642

Pro forma operating ratio	93.1%	94.8%

(amounts in thousands, except share and per share data)	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Net Income as reported	$19,718	$43,749
Less: pro forma calculation of stand-alone expenses (after-tax):
Pro forma calculation of stand-alone expenses	1,308	3,479
Elimination of intercompany interest income	2,450	6,632
Pro forma calculation of stand-alone interest expense	671	2,108

Pro forma net income	$15,289	$31,530

Pro forma earnings per share:
Basic	$0.55	$1.13
Diluted	$0.55	$1.13
Pro forma shares outstanding:
Basic	27,766,403	27,764,158
Diluted	27,974,393	27,905,251

Liquidity and Capital Resources

Net cash provided by operating activities was $106.2 million during the first nine months of 2004, a decrease of $3.7 million, or 3.4%, from $109.9 million during the comparable period of 2003. Net cash from operations is attributable primarily to net income, adjusted for depreciation, changes in working capital items and pension plan contributions. Net cash provided by operating activities for 2003 includes $25.4 million related to a tax overpayment made in 2002 which was the result of pension contributions made in late 2002. During the nine months ended September 30, 2004 we made $30.3 million of voluntary contributions to our pension plans compared to $45.7 million of voluntary contributions in the comparable period of 2003. We plan to contribute up to $45 million to the pension plan on a voluntary basis in 2005, and may pull from $5 million to $15 million of this funding into 2004.

Our business requires substantial ongoing capital investments, particularly for replacement of revenue equipment such as tractors and trailers. Capital expenditures totaled $48.3 million in the first nine months of 2004 compared to $43.5 million for the comparable period of 2003, as set forth in the following table:

	Nine Months Ended September 30,
	2004	2003
	(Thousands of Dollars)
Revenue equipment	$29,035	$24,271
Land and buildings	9,409	11,881
Technology equipment and software	5,796	2,310
Other equipment	4,072	5,068

Total capital expenditures	$48,312	$43,530

During the first nine months of 2004, we acquired 158 tractors and 648 trailers, which replaced older units in our fleet. The $4.8 million increase in capital expenditures between the first nine months of 2004 and 2003 relates primarily to the acquisition and construction of a new service center in Newburgh, New York and timing of the purchase of revenue equipment. We expect capital expenditures to total approximately $85 million for the year ended December 31, 2004.

Historically, our capital expenditures have been funded primarily through cash provided by operations and to a lesser extent by the proceeds from sales of used equipment and facilities. We generated cash proceeds from the sale of used tractors and trailers in the amount of $1.1 million in the first nine months of 2004 compared to $0.8 million in the comparable period of 2003.

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

During the first nine months of 2004 we paid dividends of $3.4 million to our shareholders and repaid $13.4 million of debt, including $1.0 million to repay a note payable to UPC. During the first nine months of 2003, we forwarded cash to UPC, including dividends and intercompany advances, totaling $63.4 million.

Based on our current level of operations and our anticipated growth, we believe that cash flow from operations and other available sources of liquidity, including borrowings under our bank credit facility, will be sufficient to fund our operations for the next 12 months and for our currently anticipated needs beyond that period.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments that may affect our financial condition. Based on our assessment of the underlying provisions and circumstances of our material contractual obligations and commercial commitments there is no known trend, demand, commitment, event or uncertainty that we believe is reasonably likely to occur which would have a material adverse effect on our results of operations, financial condition or liquidity. In addition, our commercial obligations, financings and commitments are customary transactions which we believe are similar to those of other comparable corporations within the transportation industry.

Concurrent with the Divestiture Transaction, Overnite and OTC entered into a $300 million Credit Agreement with a syndicate of lenders. The Credit Agreement provides for aggregate commitments of $300 million, consisting of (1) a term loan facility of $125 million and (2) a revolving loan facility of $175 million, of which up to a maximum of $150 million is available for the issuance of letters of credit. Availability under the revolving loan facility is reduced by outstanding letters of credit issued under the facility. Borrowings under the term loan in the amount of $125 million were used to pay a portion of the cash dividend to UPC in connection with the Divestiture Transaction. The remaining $3 million of the cash dividend was funded with the initial borrowings under the revolving loan facility. The remaining availability under the revolving loan facility is available for working capital, capital expenditures, general corporate purposes and to support letters of credit. The terms of the Credit Agreement also provide for an increase, at our option, in the aggregate commitments under the facility from $300 million to $350 million, either by adding additional lenders or by agreeing with existing lenders to increase their commitments. Each of the term loan and the revolving loan facility has a maturity of five years.

Borrowings under the term loan and revolving loan facility bear interest, at our option, at either adjusted LIBOR or the alternate base rate, plus a spread based upon our credit rating. The rate of interest at September 30, 2004 was 3.34%. Outstanding letters of credit issued under the revolving loan facility are subject to an annual fee equal to the applicable spread over adjusted LIBOR for revolving loans.

The Credit Agreement contains affirmative, negative and financial covenants we believe are customary for financings of this type. Specifically, the Credit Agreement contains financial covenants regarding maximum leverage ratios, a minimum fixed charge coverage ratio and a minimum asset coverage ratio. Obligations under the Credit Agreement are guaranteed by Overnite and certain of our domestic subsidiaries, including Motor Cargo, and are secured by a first-priority lien on and security interest in all of the capital stock of Overnite Holding, Overnite, Inc. and OTC, as well as all of the capital stock held by OTC and any guarantor under the Credit Agreement.

On November 3, 2004, the Company amended the Credit Agreement to reduce the total credit availability to $250 million by (i) increasing the revolving loan to $250 million, of which $175 million will be available for the issuance of letters of credit, and (ii) converting all outstanding term loans to revolving loans so that the outstanding principal amount of all term loans and term loan commitments shall be zero. The initial interest rate will be 50 basis points below the existing rate. The terms of the Credit Agreement, as amended and restated (the “Amended and Restated Credit Agreement”) also provide an option for the Company to increase the aggregate revolving credit commitments under the facility from $250 million up to $400 million, either by adding additional lenders or agreeing with existing lenders to increase their commitments. The revolving loan facility has a maturity date of November 3, 2009. The Amended and Restated Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. Specifically, the Amended and Restated Credit Agreement contains financial covenants regarding a maximum leverage ratio, and a minimum fixed charge coverage ratio. Obligations under the Amended and Restated Credit Agreement are guaranteed by Overnite and certain of our domestic subsidiaries, including Motor Cargo, and are secured by a first-priority lien on and security interest in all of the capital stock of Overnite Holding, Overnite, Inc. and OTC, as well as all the capital stock held by OTC and any guarantor under the Amended and Restated Credit Agreement.

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

We made voluntary contributions of $30.3 million to the pension plans in the nine months ended September 30, 2004, although no contributions were required. We plan to contribute $45 million to the pension plans in 2005 although future contributions may be affected by a change in interest rates and returns generated on plan assets. We may pull from $5 million to $15 million of this funding into 2004.

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

Revenue Recognition, including Agency and Interline Transactions

Operating revenue is recognized in accordance with Emerging Issues Task Force 91-9, “Revenue and Expense Recognition for Freight Services in Process,” which requires us to use the percentage of completion method, based upon average transit time, for transactions where we are the sole provider. Expenses related to operating revenue are recognized as incurred. We periodically contract with third party carriers to perform transportation services for our customers. When we are the primary obligor for these services, meaning we are responsible for pricing, loss or damage and credit risk, we record revenue gross for the entire amount billed to the customer, and operating expenses for amounts paid to the third party carriers in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” When we are not the primary obligor for these transportation services, we record revenue net of the amounts paid to third party carriers. Completed but unpaid interline obligations are accrued for in the month in which the shipment was made.

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

Healthcare, Pension and Other Post Employment Benefits

Independent consultants and actuaries are used to develop estimates of healthcare, pension and other post employment benefits (“OPEB”) costs. With regard to pension obligations, actuarial consultants provide valuations of the future obligations compared to the value of plan assets and earnings of the plan assets for the current and future years, using demographics of the current and future work force. We exercise oversight over the basic assumptions used to develop pension, healthcare and OPEB costs, including an estimated rate of asset returns, salary increases, discount rates and rates of inflation of medical costs, the demographic assumptions of the current and future work force and life expectancy of the retired work force. Information regarding these assumptions is set forth in the notes to our audited consolidated financial statements included in our annual report on Form 10-K, and these assumptions are evaluated for fairness by our actuaries.

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

Goodwill and Intangible Assets

Under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill and other intangible assets having indefinite useful lives are periodically tested for impairment and a charge is taken to the extent of any impairment. Under FAS 142, we are required to perform impairment tests at least annually, and we have elected to perform our annual impairment tests at August 31 of each fiscal year. We are also required to perform impairment tests whenever events or changes in circumstances indicate that the carrying value of goodwill or intangible assets may not be recoverable. The acquisition of Motor Cargo was accounted for as a purchase transaction and the purchase price was allocated among tangible assets, intangible assets and goodwill, in accordance with FASB Statement No. 141, “Business Combinations,” and FAS 142. Our statement of financial position as of September 30, 2004 includes a non-amortizable intangible asset related to the Motor Cargo brand name of $3.0 million and goodwill of $13.2 million. We completed our annual review of goodwill and intangible assets to test for impairment and concluded that there was no indication of impairment, as of August 31, 2004, with respect to goodwill or intangible assets.

Environmental Matters

We generate and transport hazardous and nonhazardous materials and we are subject to Federal, state and local environmental laws and regulations. A liability of $0.7 million has been accrued as of September 30, 2004 for future cleanup costs at all petroleum storage and hazardous substance release sites where our obligation is probable and where such costs can be reasonably estimated. We believe that we have adequately identified and estimated the ultimate share of costs at sites where we are alleged to be subject to joint and several liability. Future environmental obligations are not expected to have a material adverse effect on our business, financial condition or results of operations.

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

Item 6. Exhibits

(a)	List of Exhibits

Exhibit No.	Description

10.1	Amended and Restated Credit Agreement, dated as of November, 3, 2004, among Overnite Corporation, Overnite Transportation Company, the lenders party thereto (the “Lenders”), SunTrust Bank, as administrative agent and collateral agent, and SunTrust Capital Markets, Inc., as sole bookrunner and lead arranger.

31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 8, 2004

OVERNITE CORPORATION (Registrant)

By	/s/ PATRICK D. HANLEY
Patrick D. Hanley Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By	/s/ MICHAEL S. LIEBSCHWAGER
Michael S. Liebschwager Vice President and Controller (Principal Accounting Officer)