Form 10-K
period 2004-12-31
OVERNITE CORP
filed 2005-03-15
CIK 1061859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-24573

Overnite Corporation

(Exact name of registrant as specified in its charter)

Virginia	04-3770212
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. employer Identification no.)

1000 Semmes Avenue Richmond, Virginia	23224
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (804) 231-8000

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock, $0.01 par value per share

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (ii) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐ (No delinquent filers)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes:  ☒    No:  ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second quarter: $818,727,672 as of June 30, 2004.

As of March 1, 2005, there were 28,259,005 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Registrant for its Annual Meeting of Shareholders to be held April 28, 2005, are incorporated by reference in Part III of this Annual Report on Form 10-K.

OVERNITE CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

Item 1. Business.

Corporate Structure

Overnite Corporation (“Overnite”) was incorporated in the Commonwealth of Virginia in July 2003. Overnite’s principal executive offices are located at 1000 Semmes Avenue, Richmond, VA 23224. The telephone number at that address is (804) 231-8000. Overnite conducts its business primarily through Overnite Transportation Company (“Overnite Transportation”) and Motor Cargo Industries, Inc. (“Motor Cargo”). Overnite Transportation and Motor Cargo are indirect wholly-owned subsidiaries of Overnite Holding, Inc. (“Overnite Holding”). Prior to November 5, 2003, Overnite Holding was a direct wholly-owned subsidiary of Union Pacific Corporation (“Union Pacific”). Through a series of transactions with Union Pacific, including the issuance to Union Pacific of 27.5 million shares of Overnite common stock, Overnite Holding became a direct wholly-owned subsidiary of Overnite on November 5, 2003. Immediately thereafter, Union Pacific completed an initial public offering of the 27.5 million shares of Overnite common stock. We refer to this series of transactions as the “Divestiture Transaction.”

For purposes of this annual report on Form 10-K, unless the context otherwise requires, all references herein to “Overnite,” “we,” “us,” “our” and the “company” (1) when used in relation to any period prior to November 5, 2003, mean Overnite Holding and its subsidiaries, including Overnite Transportation and Motor Cargo, and (2) when used in relation to any period from and after November 5, 2003, mean Overnite and its subsidiaries, including Overnite Holding, Overnite Transportation and Motor Cargo.

FORWARD LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause our actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to: whether we are fully successful in implementing our financial and operational initiatives; industry competition, conditions, performance and consolidation; legislative and/or regulatory developments; the effects of adverse general economic conditions, both within the United States and globally; any adverse economic or operational repercussions from terrorist activities, any government response thereto and any future terrorist activities, war or other armed conflicts; changes in fuel prices; changes in labor costs; labor stoppages; the outcome of claims and litigation; natural events such as severe weather, floods and earthquakes and other factors described in Overnite’s filings with the Securities and Exchange Commission (“SEC”), included under “Risk Factors” in this annual report on Form 10-K.

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

General Description of Business

We are a leading, predominantly non-union provider of less-than-truckload (“LTL”) transportation services. In addition to our core LTL service, we provide our customers with a number of additional value-added LTL services, including expedited and guaranteed delivery, cross-border, assembly and distribution, trade show, government and third party logistics services. We also provide our customers with truckload and dedicated truckload transportation solutions.

LTL services are generally defined by the distance of the shipment into three classifications:

•	Regional—Average distance is normally less than 500 miles with transit times of one and two days.

•	Inter-regional—Average distance is normally 500 to 1,200 miles with transit times of two and three days.

•	National (long-haul)—Average distance is greater than 1,200 miles with transit times of three to five days.

We provide our services under two established brand names, which parallel our business segment reporting: Overnite Transportation and Motor Cargo. Overnite Transportation, founded in 1935, is a nationwide LTL carrier, providing regional, inter-regional and long-haul service. Motor Cargo, founded in 1922, is a regional LTL transportation provider, primarily serving the western United States and Canada.

Services

LTL Service. We offer a full range of regional, inter-regional and long-haul LTL services in all 50 states, Canada, Puerto Rico, Guam, the U.S. Virgin Islands and Mexico. Our LTL services accounted for approximately 88% of our operating revenue in 2004. We provide LTL services through our network of 208 service centers and carrier partnerships. We transport a variety of products, including fabricated metal products, health care products, chemicals, textiles, machinery, furniture and fixtures, electronics and paper products and general commodities, including consumer goods, packaged food stuffs, industrial equipment and auto parts.

In addition to our core LTL service, we offer certain value-added LTL services. For 2004, these services, which are included in LTL operating revenue, represented approximately 12% of total operating revenue, and include the following:

Expedited and Guaranteed Transportation Solutions. We offer expedited and guaranteed delivery services for time-critical LTL shipments with commitments that can be as much as three days faster than our standard transit time. In order to provide these services, we either use our own resources or make specialized arrangements with airfreight carriers, commercial airlines and other contract carriers to extend the reach or shorten the transit time to meet customer requirements.

Cross-Border Services. We offer specialized services for customers transporting freight across the Canadian and Mexican borders as well as into Puerto Rico, Guam and the U.S. Virgin Islands. We provide single carrier responsibility for cross-border shipments, eliminating the need to deal with a second carrier in the destination country. We also handle customs documentation for the shippers and provide an advance customs clearance process that allows shipments to be cleared promptly upon arrival at the Canadian border.

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

Trade Show Services. Our trade show service focuses on the time-sensitive market for exhibit transportation. Trade show services are managed by a specialized group of our sales and operations personnel to ensure the shipping requirements and unique needs of this time sensitive market are consistently met.

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

Third Party Logistics Services. During the latter part of 2002, we created a third party logistics division under the brand name OMC Logistics, which provides a variety of supply chain solution services, including performing the various functions of a traffic department and providing customers with access to comprehensive transportation management system software. OMC Logistics also offers to replace and manage private fleets and offers warehousing and order fulfillment services by leveraging the services and expertise of Motor Cargo’s warehousing and fulfillment center, as well as utilizing third party contractors.

Truckload and Dedicated Truckload Service. In addition to our LTL service, we provide our customers with truckload and dedicated truckload transportation solutions. Truckload shipments consist of shipments weighing 10,000 pounds or more. We also offer dedicated truckload transportation to selected markets where reliability is a critical requirement. We target this dedicated truckload service, which is offered through our Special Services Division, to customers that employ “just-in-time” manufacturing. Our truckload services accounted for approximately 12% of our operating revenue in 2004.

Business Segments

Overnite Transportation

Overnite Transportation is our largest operating unit. This segment includes the LTL and the closely related truckload operations and dedicated truckload operations of Overnite Transportation, operating as a regional, inter-regional and long-haul carrier, with a network of 171 service centers throughout the United States. This segment serves all 50 states, Canada, Puerto Rico, Guam, the U.S. Virgin Islands, and Mexico and transports a variety of products, including consumer goods, machinery, textiles, health care products, plastics, electronics and paper products. At December 31, 2004, Overnite Transportation operated 5,970 tractors and 19,304 trailers under its brand name. During 2004, Overnite Transportation employed an average of 12,877 employees and at December 31, 2004 had 12,411 employees.

Motor Cargo

The Motor Cargo segment includes the LTL and the closely related truckload operations of Motor Cargo Industries, Inc., a regional LTL carrier operating through 37 service centers. This segment provides transportation services within the western United States and Canada, transporting a variety of products, including consumer goods, packaged foodstuffs, electronics, apparel, hardware and industrial goods. Motor Cargo also provides warehousing services. At December 31, 2004, Motor Cargo operated 761 tractors and 2,852 trailers under its brand name. During 2004, Motor Cargo employed an average of 1,826 employees and, at December 31, 2004 had 1,788 employees.

See “Note 3. Nature of Operations” in the Notes to Consolidated Financial Statements included in “Financial Statements and Supplementary Data” in Item 8 of this annual report on Form 10-K for additional information regarding business segments.

Competition

The LTL industry is highly competitive, and we compete against other carriers on the basis of service quality, as well as price. We compete with regional and national motor carriers and, to a lesser extent, with package carriers and railroads. Our major publicly traded competitors within the LTL industry include Arkansas Best Corporation, CNF, Inc., FedEx Freight, Old Dominion Freight Line, Inc., USFreightways and Yellow Roadway Corporation.

We believe that we generally compete favorably with other carriers on the basis of service quality, value added services and price. We also believe that our geographic coverage, portfolio of value-added service offerings and financial stability are advantages when competing against smaller carriers in the regional and inter-regional markets but our size and lane density are potential disadvantages when competing against the large national carriers. Additionally, certain smaller niche carriers may have greater lane density and lower cost structure in certain regional markets, which may give them a competitive advantage in service quality and price in those markets. We believe our cost structure, work rule flexibility and service products are generally comparable with large, non-union carriers and superior to large, union carriers.

Technology

We continue to invest in technology to advance our financial, marketing and operational objectives. In 2004 our largest investments were directed toward the relocation and upgrade of our data center, the design and implementation of automated time and attendance reporting, implementation of business intelligence software and upgrades to our network and communication systems.

Fuel

In 2004, fuel (excluding fuel taxes and fuel surcharges) represented approximately 5.7% of our total operating costs. When fuel costs exceed specified price indices, we seek to charge our customers a fuel surcharge. While the LTL industry has historically been able to offset significant increases in fuel prices through fuel surcharges, we cannot be certain that we will be able to do so in the future.

Employees

During 2004, we had an average of 14,703 employees and we had 14,199 employees at December 31, 2004.

Relationships with Labor Organizations

The International Brotherhood of Teamsters (“Teamsters”) union does not represent any of our 12,877 Overnite Transportation employees. Employees at two Motor Cargo service centers located in North Salt Lake, Utah and Reno, Nevada, representing approximately 11% of Motor Cargo’s total work force of 1,826 employees, or approximately 1% of our total Overnite employees, are covered by two separate collective bargaining agreements with unions affiliated with the Teamsters. Although the agreements cover most of the employees at these two facilities, less than half of these covered employees are members of unions. The agreements are significantly less onerous than the Teamsters’ National Master Freight Agreement in terms of wages, benefits and restrictive work rules. The agreement at the North Salt Lake service center, covering less than 150 employees as of December 31, 2004, expires on December 1, 2005. The agreement at the Reno service center, covering less than 100 employees as of December 31, 2004, expires on December 1, 2006.

The Teamsters attempted to organize Overnite Transportation during the 1990’s and ended a three-year nationwide strike against Overnite Transportation on October 24, 2002, by making an unconditional offer on behalf of the remaining strikers to return to work. The Teamsters ended this strike without obtaining any agreement or concessions from Overnite Transportation.

We believe our relations with our employees generally are satisfactory.

Customers

We provided LTL, truckload and value added services to our customers in 2004. We generally classify our customers into two categories: national and local accounts. National accounts are predominantly large companies with multiple shipping locations whose pricing negotiations are typically handled at a centralized location. While typically generating higher shipping volumes than local accounts, national accounts customarily have significant purchasing power and, therefore, typically generate lower profit margins. Local accounts are typically small to mid-sized companies whose pricing negotiations are conducted at each shipping location. While each local account typically generates smaller volumes, local account customers typically generate higher profit margins for the company. National and local accounts each utilize LTL carriers for regional, inter-regional and long-haul service.

The majority of our local customers are on our current tariff rates that automatically increase annually when we implement a general rate increase. However, the number of customers and revenue subject to the automatic annual rate increase has gradually been declining since deregulation of the trucking industry occurred in 1980. The rates for a majority of our national accounts are contractual and are renegotiated annually.

For the year ended December 31, 2004, our top 20 customers accounted for approximately 27% of our operating revenue. No customer or group of affiliated customers accounted for more than 10% of our operating revenue.

The major commodities handled during 2004 were fabricated metals, chemicals and allied products, apparel and other textile products, non-electrical machinery, and furniture and fixtures.

Government Regulation

We are subject to certain regulatory controls imposed by agencies within the U.S. Department of Transportation (“DOT”), such as the Federal Motor Carrier Safety Administration and the Surface Transportation Board. We are also subject to safety requirements prescribed by the DOT. Matters such as weight and dimension of equipment are also subject to Federal and state regulations. States have the right to require compliance with safety and insurance requirements.

Sarbanes-Oxley Act

During 2004, the company, under the direction of our Chief Financial Officer, and assisted by a Disclosure Committee representing all key departments, completed an extensive review of our internal control over financial reporting and our disclosure control systems and procedures. A task force, chaired by our Controller, identified our critical business systems, control activities and major classes of transactions. A parallel task force, chaired by our General Auditor, defined our control framework, including our overall control environment, ethics policies, policies and procedures relating to business risk assessment, executive monitoring and other “tone at the top” issues.

In 2004, the Public Company Accounting Oversight Board (“PCAOB”) added to the body of regulatory literature and defined policies and procedures to be followed in documenting internal control.

We estimate that the cost of Sarbanes-Oxley related internal control compliance in 2004 was $2.7 million, consisting of $0.9 million for external audit and consulting, $0.5 million for internal audit, $0.4 million for information services and $0.9 for other miscellaneous services. We anticipate our continuing expense for 2005 to be approximately half of the 2004 expense. Our compliance costs were incurred primarily in developing the documentation and review procedures, in testing our procedures and in oversight by our managers and the Audit Committee of the Board of Directors. Our review and testing process for 2004 is complete.

Nasdaq National Market Requirements

We believe we have met or exceeded the corporate governance requirements of the Nasdaq National Market.

Environmental Regulation

We are subject to Federal, state and local environmental laws and regulations that address, among other things, the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of stormwater, and the discharge of facility and vehicle emissions into the atmosphere and underground and aboveground fuel storage tanks. Under certain environmental laws, we can be held responsible for any costs relating to past or present contamination at our facilities and at third-party waste disposal sites, including cleanup costs, fines and penalties, and personal injury and property damages. We believe that we are in substantial compliance with all applicable environmental laws and regulations. We cannot assure, however, that our costs of complying with current or future environmental laws or liabilities arising under such laws will not have a material adverse affect on our business, results of operations or financial condition.

The U.S. Environmental Protection Agency (“EPA”) has issued regulations that require progressive reductions in exhaust emissions from certain diesel engines through 2007. Emissions standards require reductions in the sulfur content of diesel fuel beginning in June 2006 and the introduction of emissions after-treatment devices on newly-manufactured engines and vehicles beginning with the model year 2007. Each of these requirements could result in higher prices for tractors and diesel engines and increased fuel and maintenance costs. In addition, there is uncertainty as to the reliability of the vehicles equipped with newly-designed diesel engines and the residual values that will be realized from the disposition of these vehicles, which could, over time, increase our costs and have a material adverse effect on our business, results of operations and financial condition.

Approximately 5% of the shipments transported by us in 2004 were classified as hazardous. If we were to be involved in a spill or other accident involving hazardous materials, if such materials were found to have contaminated our equipment or facilities, or if we were found to be in violation of applicable laws and regulations, we could be responsible for clean-up costs, personal injury and property damage and fines or other penalties, any of which could have a materially adverse effect on our business, results of operations and financial condition. Shipping hazardous materials also has the potential to affect freight handling logistics, due to DOT and other requirements limiting the types of materials that can be shipped as part of the same cargo load with certain hazardous materials. Furthermore, new DOT security and planning and training requirements will impose additional costs and obligations on shippers of hazardous materials.

We have been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), in connection with the cleanup of four hazardous waste sites. Under these laws, liability for the entire cost of the cleanup of the contaminated site can be imposed upon any current or former owner or operator, or upon any party who sent waste to the site, regardless of the lawfulness of the activities that led to the contamination. We have investigated the nature and costs of potential response actions at these sites and our own involvement, alone and in relation to the involvement of other named potentially responsible parties, in waste disposal or waste generation at such sites. We have either resolved such liabilities through de minimis settlements or we have taken the position that our obligations with respect to all such sites not subject to settlement will involve immaterial monetary liability, though there can be no assurances in this regard.

Seasonality

Our shipment level and revenue mix are subject to seasonal trends common in the transportation industry. Financial results in the first and fourth quarters are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses including costs related to accidents. The second and third quarters normally reflect increased demand for services during the spring and summer months, which generally result in improved operating margins.

Available Information

Our Internet website address is www.ovnt.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a)

or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

Risk Factors

We operate in a highly competitive industry.

Numerous competitive factors could impair our ability to maintain our current level of profitability and adversely affect our financial condition. These factors include the following:

•	we compete with many other transportation service providers of varying sizes, some of which have more equipment, a broader coverage network, a wider range of services, greater capital resources or more advanced technology than we do or have other competitive advantages;

•	some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase prices as well as retain or gain market share;

•	many customers reduce the number of carriers they use by selecting so-called “core carriers” as their approved transportation service providers, and in some cases we may not be selected as a core carrier by our customers;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors; and

•	competition from non-asset-based logistics, freight brokerage and other similar companies may adversely affect our customer relationships, pricing power and volumes.

Our pension plans are underfunded, which may require us to make contributions to the plans and reduce the cash available for our business.

We have pension plans covering substantially all of our employees. We are required to make cash contributions to our pension plans to the extent necessary to comply with minimum funding requirements imposed by employee benefit and tax laws. The amount of any such required contributions will be determined annually based on an actuarial valuation of the plans as performed by the plans’ actuaries. During 2004, we contributed $55.9 million to our defined benefit pension plans. We have contributed $30 million as of March 4, 2005 as part of our plan to contribute at least $30 million in 2005. Subsequent to 2005, we expect to fund approximately $45 million per year. However, the actual amount of contributions subsequent to 2004 will depend upon asset returns, then-current discount rates and a number of other factors, and the amount we may elect or be required to contribute to our pension plans in the future may increase significantly.

Adverse interest rate or equity market conditions may increase our pension liability and increase pension expense, which could result in reductions to shareholders’ equity.

Our pension plan assets are principally invested in equity securities, fixed-income securities and short-term securities. Declines in equity markets in 2000, 2001 and 2002 and recent declines in interest rates had a negative impact on the funded status of our pension plans and also increased our pension expense. As of December 31, 2004, the projected benefit obligation under our pension plans exceeded the plans’ fair value of assets by $174.6 million, based on a discount rate of 6.00%. If long-term interest rates decline from current levels, we would be required to value our pension liabilities using a discount rate that would be lower than the 6.00% discount rate used as of December 31, 2004 and, as a result, we would be required to record an additional minimum pension liability adjustment. In addition, if the actual value of our plan assets were to deteriorate from their current levels, we may be required to make a minimum pension liability adjustment. In the event of a liability adjustment from either a decline in discount rate or a deterioration of plan assets, the liability adjustment would be recorded as a reduction to shareholders’ equity, after tax. The equity would be restored to the balance sheet in future periods only if the fair value of plan assets exceeded the accumulated benefit obligation.

We retained our assumed rate of return on pension plan assets for 2005 at 8.00%. Our pension expense in 2004 was $39.5 million, while 2005 pension expense is expected to be $54.0 million. While pension expense in future periods will depend upon a number of variables and assumptions, we estimate that each 0.25% decrease in discount rate or 1% decrease in our assumed asset return would have resulted in an increase in expected 2005 pension expense of $3.1 million and $8.2 million, respectively. Further, since asset related gains and losses are recognized over a five year period, prior period asset returns will continue to have an impact on pension expense in future periods.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Pension Plans” included in Item 7 and “Note 8. Retirement Plans” in the Notes to consolidated financial statements included in Item 8 of this annual report on Form 10-K for additional information regarding our pension plans.

Healthcare Costs

Overnite Transportation changed the health care plans for employees by replacing the traditional HMO programs with a new primarily self-insured Exclusive Provider Organization (“EPO”) administered on a nationwide basis, beginning January 1, 2005. With this change, approximately 97% of our employees are enrolled in primarily self-insured plans. These healthcare costs comprise a significant portion of our operating expenses. It is possible that our healthcare costs could become increasingly prohibitive, either forcing us to make further changes to our benefits program or negatively impacting our future profitability.

Claims and insurance expenses could significantly increase our costs.

Companies in the industry in which we operate are exposed to claims related to cargo loss and damage, property damage, personal injury and workers’ compensation. We currently self-insure for a portion of our claims exposure resulting from these risks, ranging from $250,000 per claim for general liability to $5.0 million per claim for automobile liability. If the number or severity of claims for which we are self-insured increases, our operating results could be adversely affected. We also maintain insurance with third-party insurance carriers above the amounts for which we self-insure. If our insurance carriers were to continue to increase our premiums, we would be required to either absorb the increase in premium costs and/or raise our self-insured retention, which could significantly increase our claims and insurance expense.

In addition, our insurance carriers and certain states in which we operate require us to post either letters of credit or surety bonds to collateralize our self-insured retention. If our insurance carriers or those states require us to increase the amount of collateral we provide in the future, we could face increased costs, including the payment of additional fees to the providers of letters of credit and surety bonds. Further, the market for surety bonds continues to be difficult, limiting the ability of carriers to obtain surety bonds, which we use primarily to collateralize our state workers’ compensation self-insurance. If we were unable to obtain surety bonds, we would be required to provide letters of credit, which could increase the costs we incur to collateralize our self-insured retention. In addition, since our letters of credit are generally considered as debt under the financial covenants for our financing arrangements, increases in the amount of letters of credit we have outstanding to collateralize our self-insurance obligations will reduce our capacity for additional borrowings.

We may be adversely impacted by fluctuations in the availability of fuel.

In 2004, fuel expenses (excluding fuel taxes and fuel surcharges) represented approximately 5.7% of our total operating costs. The market price for fuel can be extremely volatile and can be affected by a number of economic and political factors. In particular, reduced oil production as a result of OPEC marketing decisions, conflict in the Middle East and certain parts of Africa and South America could contribute to potentially significant decreases in the fuel supply. In addition, changes in Federal or state regulations could impact the price and availability of fuel, as well as increase the amount we pay in fuel taxes.

We have fuel surcharge programs in place to mitigate increases in fuel prices. These programs are well established within the LTL industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average, national fuel prices and is reset weekly, our exposure to fuel price volatility is significantly reduced. While customer acceptance of fuel surcharges remains high, we cannot be certain that such acceptance will remain high and that we will be able to offset increases in fuel prices through fuel surcharges in the future. If fuel prices increase and we are unable to pass the increased cost to our customers, the additional expenses could have a material adverse effect on our business and results of operations.

Our operations may be adversely affected by any limit in the availability of fuel. Production limits imposed by OPEC, disruptions in transportation and reduction in refining capacity could individually or collectively severely limit the availability of fuel in North America. Additionally, emerging economies or potential new uses for petroleum could increase the demand for fuel, limiting the availability of fuel or creating increases in fuel prices. In the event we face significant difficulty in obtaining fuel, our business, results of operations and financial condition could be materially adversely affected.

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

We are regulated by the Federal Motor Carrier Safety Administration and the Surface Transportation Board, independent agencies within the DOT and by various other Federal and state agencies. These regulatory authorities have broad powers, generally covering matters such as the authority to engage in motor carrier operations, hours of service, safety, consolidations and acquisitions and periodic financial reporting. Our industry is also subject to regulatory and legislative changes, such as increasingly stringent environmental and occupational safety and health regulations or limits on vehicle weight and size, security and ergonomics. Compliance with current and future regulations could substantially impair equipment productivity, require changes in our operating practices, negatively affect the level of service we provide our customers and increase our costs. In addition, violations of regulations can subject us to fines and penalties, and significant or repeated violations could result in governmental action to curtail or suspend our operations.

If our relationship with our employees were to deteriorate, we could be adversely affected.

Although we focus on maintaining a productive relationship with our employees and believe that our relations are generally satisfactory, we cannot ensure that in the future the Teamsters will not attempt to organize Overnite Transportation employees or that we will not be subject to work stoppages, strikes or other types of conflicts with our employees or organized labor. Any such event could have a material adverse effect on our ability to operate our business and serve our customers and could materially impair our relations with key customers and suppliers. Accordingly, any future labor conflict could have a material adverse effect on our business, results of operation and financial condition.

Item 2. Properties.

Service Centers

We operate 208 service centers with a total of 10,239 loading doors. Our 20 largest operating service centers, in terms of the number of loading doors, are listed below.

Service Center	Doors	Owned/Leased
Gaffney, South Carolina	264	Owned
Harrisburg, Pennsylvania	257	Owned
South Holland, Illinois(1)	217	Leased
Memphis, Tennessee	189	Owned
Columbus, Ohio	175	Owned
Dallas, Texas(2)	162	Leased
Kansas City, Kansas	162	Owned
Lexington, Kentucky	147	Owned
St. Louis, Missouri	142	Owned
Atlanta, Georgia	138	Owned
Los Angeles, California	125	Owned
Greensboro, North Carolina	124	Owned
Richmond, Virginia	124	Owned
Baltimore, Maryland	122	Owned
Charlotte, North Carolina	119	Owned
Phoenix, Arizona	118	Owned
Fontana, California	117	Owned
Chicago, Illinois	110	Owned
Richfield, Ohio	107	Owned
Pico Rivera, California(3)	102	Leased

Total	3,021

(1)	We entered into an agreement with a third party in order to finance and lease the expansion of our South Holland, Illinois service center. The cost to expand the facility was $13.2 million borne by the lessor under the agreement. We restructured the terms of the lease in the second quarter of 2003. Our lease expires in 2006, with provisions for renewal upon the agreement of the parties. At any time during the lease, we may purchase the facilities at approximately the amount expended by the lessor. If we do not renew the lease and do not exercise our right to purchase the facility, the lessor may remarket the facility, and we have guaranteed the lessor a residual value equal to 85% of the total cost. The amount of this residual value guarantee is approximately $11.2 million. We recorded a $0.8 million liability associated with our guarantee related to the South Holland, Illinois service center (see Note 10 to our consolidated financial statements included under Item 8). This liability is being amortized over the life of the lease and the guarantee will expire on April 30, 2006.
(2)	Our Dallas, Texas service center is owned by a joint venture that we entered into with IIG Commercial Developers, Inc. in 1998. We own 50% of this joint venture, and our investment in the joint venture was $3.4 million as of December 31, 2004. We lease the Dallas service center from this joint venture under an operating lease that expires in 2010.
(3)	Our Pico Rivera service center is occupied under a lease that expires on December 31, 2013.

The Company occupies 66 of its 208 service centers under operating leases. Normal lease terms consist of an initial occupancy period followed by renewal periods. Leasehold improvements included in fixed assets at December 31, 2004 amounted to $10.6 million and are amortized on a straight-line basis. Leasehold improvements are evaluated annually for impairment. Rent holidays, contingent rentals and landlord concessions related to leasehold improvements are not material considerations in the facilities currently leased.

Item 3. Legal Proceedings.

We are subject to various litigation in the personal injury, property damage, freight claim and employment and labor areas. Although no such charges have been filed in the past three years, the Teamsters historically have filed numerous charges against us alleging various violations of the National Labor Relations Act. If similar charges are filed in the future, we intend to contest and defend such charges. Various other legal actions arising in the normal course of business are pending. None of the legal actions currently pending against us is expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2004.

Executive Officers of Registrant

Leo H. Suggs; age 65; Director, Chairman, Chief Executive Officer and President of Overnite Corporation since July 31, 2003, and Chairman and Chief Executive Officer of Overnite Transportation since April 1996.

Patrick D. Hanley; age 60; Director, and Senior Vice President and Chief Financial Officer of Overnite Corporation since July 31, 2003, and Senior Vice President and Chief Financial Officer of Overnite Transportation since June 1996.

Gordon S. Mackenzie; age 60; Senior Vice President and Chief Operating Officer of Overnite Corporation since September 23, 2004, and Senior Vice President and Chief Operating Officer of Overnite Transportation since July 1996.

John W. Fain; age 51; Senior Vice President—Marketing and Sales of Overnite Corporation since September 23, 2004, and Senior Vice President—Marketing and Sales of OverniteTransportation since 1996.

Mark B. Goodwin; age 55; Senior Vice President, General Counsel and Secretary of Overnite Corporation since July 31, 2003, and Senior Vice President and General Counsel of Overnite Transportation since December 1998.

Paul A. Hoelting; age 38; Vice President and Controller of Overnite Corporation since November 17, 2004; and has served in a variety of financial planning roles with Overnite Transportation, including Vice President—Treasurer and Planning, since 1999.

Peter H. Morrow; age 53; President of Motor Cargo since April 1, 2004, and a Vice President of Overnite Transportation since 1996.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

On October 30, 2003, 27,500,000 shares of our common stock were sold as part of an initial public offering. Our common stock is quoted on The Nasdaq National Market under the symbol “OVNT.” As of January 27, 2005, there were approximately 20,020 shareholders of record of our common stock. Table 1 sets forth the high and low bid quotations of our common stock for the period indicated and the dividend declared per share during such period:

TABLE 1

Quarter Ended	High	Low	Dividend
December 31, 2003	$23.45	$19.00	$—
March 31, 2004	24.10	21.24	0.04
June 30, 2004	30.10	22.77	0.04
September 30, 2004	33.25	27.70	0.04
December 31, 2004	38.67	30.67	0.04

We intend to pay regular quarterly dividends on our common stock at a rate of $0.04 per share ($0.16 per share on an annual basis). The declaration and amount of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

Table 2 presents information as of December 31, 2004 with respect to compensation plans under which shares of our common stock are authorized for issuance.

TABLE 2

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights[1]	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans[2]
Equity Compensation Plans Approved by Shareholders Incentive Stock Plan	903,799	$22.54	2,596,201

Equity Compensation Plans Not Approved by Shareholders[3]	—	—	—

Total	903,799	$22.54	2,596,201

[1]	There are no outstanding warrants or rights.
[2]	Amount excludes any securities to be issued upon exercise of outstanding options.
[3]	We do not have any equity compensation plans that have not been approved by shareholders.

Item 6. Selected Financial Data.

Table 3 sets forth selected historical consolidated financial and operating data for Overnite. The selected historical consolidated financial and operating data for Overnite reflects the operations of Motor Cargo from the date of its acquisition on November 30, 2001. Prior to November 5, 2003, Overnite was a wholly-owned subsidiary of Union Pacific Corporation. You should read this data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 and the consolidated financial statements of Overnite included in “Financial Statements and Supplementary Data” under Item 8 of this annual report on Form 10-K.

TABLE 3

	OVERNITE CORPORATION Year Ended December 31,
	2004	2003	2002	2001	2000
	(Thousands of Dollars)
Statement of Income Data:(1)
Operating revenue	$1,647,461	$1,475,463	$1,351,788	$1,161,913	$1,138,971
Total operating expenses	1,538,832	1,408,111	1,280,742	1,114,811	1,085,550

Operating income	108,629	67,352	71,046	47,102	53,421
Other income and expense:
Interest income from Union Pacific Corporation	—	12,411	19,052	21,461	17,742
Interest expense	5,352	2,077	1,183	962	892
Other income	723	467	1,456	424	556

Income before income taxes	104,000	78,153	90,371	68,025	70,827
Income tax expense(2)	40,672	31,294	1,582	26,524	27,665

Net income	$63,328	$46,859	$88,789	$41,501	$43,162

Net income per share—basic(3)	$2.28	$1.70	$3.23	$1.51	$1.57
Net income per share—diluted(3)	$2.27	$1.70	$3.23	$1.51	$1.57
Number of shares—basic(3)	27,788,557	27,540,715	27,500,000	27,500,000	27,500,000
Number of shares—diluted(3)	27,959,310	27,548,086	27,500,000	27,500,000	27,500,000
Dividends per share(3)	$0.16	$—	$—	$—	$—

Other Financial Data:(1)
Operating ratio (4)	93.4%	95.4%	94.7%	95.9%	95.3%
Cash provided by operating activities	$125,965	$120,578	$6,612	$133,794	$94,499
Capital expenditures	83,125	57,874	64,565	38,656	33,259

Balance Sheet Data (as of period end):
Properties, net	522,548	499,446	499,558	500,812	441,463
Total assets	887,400	830,730	1,030,692	968,692	918,575
Long-term debt	95,625	115,500	—	—	—
Common shareholders’ equity	416,536	381,068	631,081	641,579	616,182

	Year Ended December 31,
	2004	2003	2002	2001	2000
Selected Operating Data:(1)
Gross weight hauled (millions of pounds)(5)
LTL	9,182.3	8,501.4	8,693.2	7,513.5	7,509.6
Truckload	1,846.3	1,511.4	839.0	492.3	514.4

Total	11,028.6	10,012.8	9,532.2	8,005.8	8,024.0

Shipments (000’s)(6)
LTL	9,596.1	9,555.1	9,416.5	7,947.6	7,462.6
Truckload	128.6	106.6	65.8	32.9	32.0
Dedicated truckload	86.5	78.4	69.3	61.0	87.4

Total	9,811.2	9,740.1	9,551.6	8,041.5	7,582.0

	Year Ended December 31,
	2004	2003	2002	2001	2000
LTL weight per LTL shipment (pounds)(7)	957	890	923	945	1,006
LTL revenue per LTL hundredweight, excluding fuel surcharge(8)	$14.83	$14.98	$14.01	$13.98	$13.61
As of period end:
Tractors owned	6,316	5,943	5,694	5,461	4,916
Tractors leased	415	296	391	348	317
Trailers owned	21,299	21,099	20,753	20,704	18,586
Trailers leased	857	861	844	800	175
Number of service centers	208	207	204	196	166

(1)	Financial results for the year ended December 31, 2003, 2002 and 2001 include the results of Overnite Holding, Inc. (a subsidiary of Union Pacific) prior to November 5, 2003. Financial results after November 5, 2003 have been impacted by the incremental costs incurred and the loss of interest income we had previously received as a subsidiary of Union Pacific. Motor Cargo was acquired on November 30, 2001. Accordingly, the data presented includes a full year of Motor Cargo results for 2004, 2003, 2002 and one month of 2001. Effective January 1, 2004, LTL weight, shipments, LTL weight per LTL shipment and LTL revenue per hundredweight are defined to include all shipments under 10,000 pounds. TL weight and shipments are defined to include shipments with weight of 10,000 pounds or more. Previously, LTL and TL shipments and weight were determined by weight as well as the size of the shipment as measured in cubic or linear feet. Weight, shipments, LTL weight per LTL shipment and LTL revenue per hundredweight for 2003 have been recalculated on a basis consistent with the new definition. Weight, shipments, LTL weight per LTL shipment and LTL revenue per hundredweight for years prior to 2003 were unable to be recalculated and are presented using the prior definition.
(2)	Income tax expense in 2002 includes a non-recurring benefit of $33.7 million resulting from the Internal Revenue Service’s agreement to allow a portion of the costs associated with Union Pacific 1986 acquisition of our company to become tax deductible.
(3)	Net income per share—basic, Net income per share—diluted, Number of shares—basic and Number of shares—diluted treat the 27,500,000 shares issued by Overnite to Union Pacific and the initial public offering of such shares by Union Pacific as being outstanding for all the years presented. Dividends per share are omitted for the periods prior to 2004 as we were a wholly-owned subsidiary of Union Pacific and all dividends were paid to Union Pacific prior to the Divestiture Transaction and therefore this presentation would not be meaningful.
(4)	Operating ratio is total operating expenses divided by operating revenue for the period indicated.
(5)	Gross weight hauled excludes dedicated truckload, as revenue from this service is earned on a per mile basis rather than on a weight basis.
(6)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.
(7)	LTL weight per LTL shipment is calculated by dividing total LTL pounds transported by the total number of shipments.
(8)	LTL revenue per LTL hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment, excluding fuel surcharge, by the hundredweight (weight in pounds divided by 100) for a shipment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included under Item 8.

Executive Summary

We provide truck transportation services through two operating subsidiaries, Overnite Transportation Company (“OTC”) and Motor Cargo Industries, Inc. (“Motor Cargo”). In addition to our core LTL service, we provide our customers with a number of other value-added LTL services, including expedited and guaranteed delivery, cross-border, assembly and distribution, trade show, government and third party logistics services. We also provide our customers with truckload and dedicated truckload transportation solutions.

LTL services are generally defined by the distance of the shipment into three classifications:

•	Regional—Average distance is normally less than 500 miles with transit times of one and two days.

•	Inter-regional—Average distance is normally 500 to 1,200 miles with transit times of two and three days.

•	National (long-haul)—Average distance is greater than 1,200 miles with transit times of three to five days.

We provide services primarily in a business-to-business operation. We compete to gain and retain our customers’ freight based on service quality and price. We compete against large, well financed companies as well as smaller niche-driven carriers.

Our business initiatives in 2004 corresponded to the “critical success factors” that we have identified for sustained growth and improved value for our customers and shareholders. These factors include:

•	profitable revenue growth;

•	yield improvement;

•	service quality; and

•	cost control.

In 2004, we grew our revenue and tonnage by 11.7% and 10.1%, respectively. The LTL average revenue per hundredweight, including fuel surcharge, that we charge our customers increased by 1.7%. Our average revenue per LTL shipment, including fuel surcharge, increased from $137.64 in 2003 to $150.64 in 2004, which represented an increase of 9.4% for the year. We improved the transit times by at least one day on over 2,800 lanes during 2004. We also lowered our operating expenses as a percentage of revenue from 95.4% in 2003 on a GAAP basis or 94.9% in 2003 on a pro forma basis, to 93.4% in 2004. We made progress in reducing our claims and insurance costs inasmuch as these expenses represented 3.7% of revenue in 2003, on a pro forma basis, compared to 3.1% of revenue in 2004.

Business Outlook

Economists are currently forecasting lower gross domestic production and industrial production growth in 2005 as compared to 2004. We are cautiously optimistic about our growth and profitability prospects in 2005, based upon the current economic forecasts. Management expects our pricing environment to remain competitive, yet stable, during 2005. We will continue to focus on the critical success factors detailed above as well as on increasing productivity and growing value-added services.

Trends and Uncertainties

We believe that our actual results for 2005 will depend upon a number of factors, including, but not limited to:

•	the growth of the economy;

•	the company’s ability to grow and gain market share;

•	our ability to increase freight rates;

•	our ability to recover higher fuel costs through fuel surcharges; and

•	our ability to manage our healthcare costs.

Revenue Sources

We derive our operating revenue from LTL services, truckload services, dedicated truckload services and other services. Our core LTL service consists of shipments less than 10,000 pounds. We provide additional value-added LTL services, such as expedited and guaranteed delivery, cross-border, assembly and distribution, trade show, government and third party logistics services.

Operating revenue for our LTL service varies depending upon the weight hauled during the period and our average revenue per hundredweight for the period. Revenue per hundredweight, which is sometimes referred to as “LTL rate factor,” will vary for each shipment based upon the commodities shipped, the weight of the shipment, the distance goods are transported and the type of service performed. Our LTL service accounted for approximately 88% of our operating revenue in 2004.

We also provide customers with full truckload service, which includes both standard truckload service and dedicated truckload transportation. We define non-dedicated truckload service as any shipment weighing 10,000 pounds or more. As with our operating revenue for our LTL service, our operating revenue for truckload service varies depending upon weight hauled and revenue per hundredweight. However, because the pricing for truckload service is different than the pricing for our LTL services it is not included in our LTL rate factor. Through the Special Services Division of Overnite Transportation, we offer dedicated truckload transportation to customers on a contract basis. Operating revenue for dedicated truckload service is generated primarily on the basis of routes and mileage rather than weight transported. As the factors affecting the revenue generated by our dedicated truckload service differ from those that affect our LTL service revenue, we also do not include dedicated truckload revenue in our LTL rate factor. Our combined truckload services accounted for approximately 12% of our operating revenue in 2004.

The majority of our service contracts with customers provide for fuel surcharges, which is the industry standard. When fuel costs exceed specified price indices, we seek to charge our customers a fuel surcharge. We record these fuel surcharges as operating revenue. Fuel surcharges, which are included in the LTL and TL revenue percentages above, accounted for approximately 6% of our operating revenue in 2004 and approximately 3% of our operating revenue in 2003.

Results of Operations

Table 4 sets forth certain statement of income data expressed as a percentage of operating revenue. The results of 2003 include the effect of the Divestiture Transaction, which was effective on November 5, 2003.

TABLE 4

	Year Ended December 31,
	2004	2003	2002
Operating revenue	100.0%	100.0%	100.0%
Operating expenses
Salaries, wages and employee benefits	57.5	59.8	59.8
Supplies and expenses	9.4	8.5	7.5
Operating taxes	3.4	3.6	3.7
Claims and insurance	3.1	3.7	3.2
Rents and purchased transportation	10.8	10.7	10.7
Communication and utilities	1.3	1.4	1.5
Depreciation	3.5	3.9	4.3
Other	4.4	3.8	4.0

Total operating expenses(1)	93.4%	95.4%	94.7%

Operating income(2)	6.6%	4.6%	5.3%
Other income and expense
Interest income from parent	0.0	0.8	1.4
Interest expense	0.3	0.1	0.1
Other income	0.0	0.0	0.1

Income before income taxes	6.3	5.3	6.7
Income taxes	2.5	2.1	0.1

Net income	3.8%	3.2%	6.6%

(1)	Total operating expenses as a percentage of operating revenue, as presented in this table, is also referred to as our operating ratio.
(2)	Operating income as a percentage of operating revenue, as presented in this table, is also referred to as our operating margin.

Operating Expenses

Operating expenses consist of (1) salaries, wages and employee benefits, (2) supplies and expenses, (3) operating taxes, (4) claims and insurance, (5) rents and purchased transportation, (6) communication and utilities, (7) depreciation and (8) other expenses. The following sets forth the components of these expenses:

•	Salaries, wages and employee benefits are the primary component of our operating expenses. While a majority of these costs vary with tonnage levels, portions of these costs, such as expenses associated with sales, marketing and general and administrative personnel, are relatively fixed.

•	Supplies and expenses include the cost of fuel, maintenance of equipment and operating supplies.

•	Operating taxes include those paid on fuel consumption, sales and use taxes, weight distance taxes, heavy vehicle use taxes, vehicle registrations, and personal property and real estate taxes assessed against our equipment and facilities.

•	Claims and insurance primarily consist of costs associated with cargo claims, insurance premiums and self-insurance retention related to bodily injuries and property damage.

•	Rents and purchased transportation include expenses incurred for transportation services provided by railroad and truckload carriers, overseas carriers, local cartage agencies and short-term equipment rental, as well as real estate rental fees and computer equipment rental fees.

•	Communication and utilities expenses include line-based and cellular telephone communications, as well as electricity, water, heat and sewerage services provided to our facilities.

•	Depreciation expense includes the depreciation of the installed cost of fixed assets, over the life assigned to the individual assets.

•	Other expenses include employee travel, commissions, temporary and contract labor, computer hardware and software maintenance, security and guard service, legal, the provision for uncollectible receivables, professional fees and environmental consulting and remediation expenses, as well as other non-classified expenses.

Historically, we have evaluated our performance, including comparisons to competitors in our industry, by reference to our “operating ratio.” Operating ratio is calculated by dividing total operating expenses by operating revenue, expressed as a percentage of operating revenue.

Other income and expense items consist of intercompany interest income prior to the Divestiture Transaction, interest expense and minor non-operating items. Prior to November 5, 2003, intercompany interest was earned at an annual rate of 7.5% calculated based on the monthly balance of net advances to Union Pacific. Our intercompany balance represented the accumulated cash deposited with Union Pacific in excess of operating and capital investment cash requirements and dividends paid.

Business Segments

We report our financial results in two segments: Overnite Transportation and Motor Cargo. We operate Motor Cargo separately from Overnite Transportation and maintain its separate corporate and marketing identity, although the sales force of each company sells the capabilities and services of the combined entity. There are no current plans to merge the operating facilities or integrate the operating employees of Overnite Transportation and Motor Cargo. As of January 2005, we have consolidated our purchasing, legal and other similar corporate functions and there may be some additional efficiencies realized from combining some additional administrative functions.

Overnite Transportation

As of December 31, 2004, Overnite Transportation operated 171 service center facilities throughout the United States and had 12,411 full-time and part-time employees and an average of 12,877 full-time and part-time employees for 2004. The Teamsters do not represent any Overnite Transportation employees.

For the year ended December 31, 2004, Overnite Transportation had operating revenue of $1,466.6 million and operating expenses of $1,370.3 million, resulting in operating income of $96.3 million and an operating ratio of 93.4%.

Motor Cargo

As of December 31, 2004, Motor Cargo operated 37 service center facilities in the western United States and had 1,788 full-time and part-time employees and an average of 1,826 full-time and part-time employees for 2004. Motor Cargo employees at facilities located in Salt Lake City, Utah and Reno, Nevada, approximately 11% of the total Motor Cargo workforce, are represented by the Teamsters, with current agreements terminating on December 1, 2005 and December 1, 2006, respectively. Although the agreements cover most of the employees at these two facilities, less than half of these covered employees are union members. Each of the two agreements provides that covered employees will remain in the Motor Cargo pension plan and that the plan can be changed or improved but not eliminated during the term of the agreement. Only the Reno contract requires employees to be included in the union’s healthcare plan. Employees covered by the Salt Lake City contract have the option of remaining in the company’s plan or participating in the union plan.

For the year ended December 31, 2004, Motor Cargo had operating revenue of $180.9 million and operating expenses of $168.6 million, resulting in operating income of $12.3 million and an operating ratio of 93.2%.

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

In connection with the initial public offering, we awarded an aggregate amount of 153,000 shares of restricted common stock to certain executives. These shares vest and become transferable on November 5, 2006. This award resulted in costs of $0.2 million, which were recorded in the fourth quarter of 2003. The expense of the shares granted, which totaled approximately $3 million, represents unearned compensation and will be recognized over a 36 month vesting period with 22 months remaining at December 31, 2004. Also, in connection with the initial public offering, certain executives were awarded options to purchase an aggregate of 340,000 shares of common stock at the initial public offering price of $19.00 per share. The options vest in three equal annual installments beginning on November 5, 2004. There is currently no expense associated with the stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Financial Accounting Standards Board (“FASB”) Statement 123 (Revised December 2004), “Accounting for Stock-Based Compensation” (“FASB Statement No. 123”), which becomes effective on July 15, 2005, requires that the expense related to unvested options be recognized in financial statements for 2005 and beyond. See Note 1 of the consolidated financial statements under Item 8 under the heading “Stock-based compensation” for a discussion on the effect the options would have on the net income of the company if it had applied the fair value recognition provisions of FASB Statement No. 123.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Operating Revenue

Effective January 1, 2004, LTL operating revenue is defined to include all shipments less than 10,000 pounds and TL operating revenue is defined to include all shipments 10,000 pounds or more. Previously LTL and TL operating revenue were determined by weight and shipment size as measured in cubic or linear feet. Operating revenue for 2003 under this heading was recalculated on a basis consistent with the above definition.

Tables 5 and 6 include the components of operating revenue for the years ended December 31, 2004 and 2003. Operating revenue is affected by weight hauled, LTL revenue per LTL hundredweight including LTL fuel surcharge (“LTL Rate Factor”), and volume of shipments of our dedicated truckload service.

TABLE 5

Operating Revenue by Source (amounts in thousands of dollars, except for percentages):	Year Ended December 31,		Increase (Decrease) from 2003	% Change from 2003
	2004	2003
LTL: Overnite Transportation	$1,291,988	$1,178,562	$113,426	9.6%
LTL: Motor Cargo	153,527	136,572	16,955	12.4

Total LTL	1,445,515	1,315,134	130,381	9.9%

TL: Overnite Transportation	93,024	73,879	19,145	25.9%
TL: Motor Cargo	18,889	16,473	2,416	14.7

Total TL	111,913	90,352	21,561	23.9%

Dedicated TL	81,571	62,950	18,621	29.6%
Other operating revenue	8,462	7,027	1,435	20.4

Consolidated Operating Revenue	$1,647,461	$1,475,463	$171,998	11.7%

Operating revenue was $1,647.5 million in 2004, an increase of $172.0 million, or 11.7%, from $1,475.5 million in 2003. As shown in Table 5, we monitor operating revenue by business segment, and then by LTL, TL and other sources of operating revenue.

TABLE 6

Operating Measures Weight hauled (millions of pounds):	Year ended December 31,		Increase (Decrease) from 2003	% Change from 2003
	2004	2003
LTL	9,182.3	8,501.4	680.9	8.0%
TL	1,846.3	1,511.4	334.9	22.2

Total	11,028.6	10,012.8	1,015.8	10.1%

Overnite Transportation Dedicated TL Shipments (in thousands)	86.5	78.4	8.1	10.3%
LTL weight per LTL shipment (pounds)	957	890	67	7.5
LTL revenue per LTL hundredweight (including fuel surcharge)	$15.74	$15.47	$0.27	1.7
LTL revenue per LTL hundredweight (excluding fuel surcharge)	$14.83	$14.98	$(0.15)	(1.0)
Length of haul (miles)	771	784	(13)	(1.6)

As shown in Table 6, we monitor seven key performance statistics in the analysis of our operating revenue. LTL volume and the LTL Rate Factor, including fuel surcharge, both increased compared to 2003, reflecting the stronger domestic economy, our general rate increase implemented in the second quarter and increased fuel surcharge revenue. On a consolidated level, the 8.0% increase in LTL volume contributed approximately $105.2 million in additional operating revenue. The 1.7% increase in the LTL Rate Factor contributed approximately $24.8 million in additional operating revenue. The 23.9% increase in TL operating revenue resulted primarily from the 22.2% increase in TL volume. The 29.6% increase in our operating revenue from the dedicated truckload segment was the result primarily of the 10.3% increase in shipment volume as we expanded our service to existing customers and attracted several large new customers in 2004.

Operating revenue at Overnite Transportation was $1,466.6 million in 2004, an increase of $151.2 million, or 11.5%, from $1,315.4 million in 2003. This increase resulted from a 7.9% increase in LTL volume from 7,449.7 million pounds in 2003 to 8,036.3 million pounds in 2004. This increase in volume contributed approximately $92.8 million in additional operating revenue. The LTL Rate Factor, including fuel surcharges for Overnite Transportation, increased by 1.6% from $15.82 in 2003 to $16.08 in 2004. This rate factor increase contributed approximately $20.8 million in additional operating revenue. Operating revenue from our dedicated truckload service increased by $18.6 million, or 29.6%, resulting primarily from a 10.3% increase in shipments. Our TL service contributed $19.1 million in additional operating revenue resulting primarily from a 24.2% increase in volume.

Operating revenue at Motor Cargo was $180.9 million in 2004, an increase of $20.8 million, or 13.0%, from $160.1 million in 2003. LTL volume increased 9.0% and TL volume increased 14.4%. The LTL Rate Factor, including fuel surcharges for Motor Cargo, increased by 3.2% from $12.99 in 2003 to $13.40 in 2004. Other operating revenues increased $1.4 million.

Operating Expenses

For the year ended December 31, 2004 operating expenses as compared to actual and pro forma 2003 as described under the caption “Year Ended December 31, 2004 Compared to Pro Forma Year Ended December 31, 2003” are analyzed in Table 7. Operating expenses compared to 2003 were primarily affected by changes in salaries, wages and employee benefits; supplies and expenses; claims and insurance; rents and purchased transportation; and other expenses. The discussion of our calculation of pro forma items and reconciliation to the most directly comparable financial measure calculated in accordance accounting principles generally accepted in the United States (“GAAP”) begins on page 29. Discussion and analysis of these items follows.

TABLE 7

	Year Ended December 31,
(amounts in thousands of dollars except percentages)	2004	2003	Pro Forma 2003(1)	% Change from 2003	% Change from Pro Forma
Salaries, wages and employee benefits	$947,592	$884,053	$870,804	7.2%	8.8%
Supplies and expenses	155,637	124,887	124,887	24.6	24.6
Operating taxes	55,569	52,738	52,738	5.4	5.4
Claims and insurance	50,765	54,706	56,778	(7.2)	(10.6)
Rents and purchased transportation	177,557	157,513	157,513	12.7	12.7
Communication and utilities	20,772	20,937	20,937	(0.8)	(0.8)
Depreciation	58,522	57,169	57,589	2.4	1.6
Other	72,418	56,108	58,806	29.1	23.1

Total Operating Expenses	$1,538,832	$1,408,111	$1,400,052	9.3%	9.9%

Operating Ratio	93.4%	95.4%	94.9%

(1)	Overnite became a stand-alone public company on November 5, 2003, as a result of the Divestiture Transaction. Pro forma results are a non-GAAP measure and have been provided to present results as if we had been a public entity beginning January 1, 2003. For further information see the pro forma discussion beginning on page 29, below.

Operating expenses were $1,538.8 million in 2004, an increase of $130.7 million, or 9.3%, from $1,408.1 million in 2003. As a percentage of operating revenue, operating expenses decreased from 95.4% in 2003 to 93.4% in 2004. Operating expenses for 2003 included $14.1 million of non-recurring costs related to the initial public offering and $1.1 million of stand-alone expenses in November and December, which represent ongoing incremental costs to operate as an independent, public company. Operating expenses at Overnite Transportation were $1,370.3 million for 2004, an increase of $113.7 million, or 9.0%, from $1,256.6 million in 2003. Operating expenses at Motor Cargo were $168.6 million for 2004, an increase of $17.1 million, or 11.3%, from $151.5 million in 2003.

Salaries, wages and employee benefits were $947.6 million in 2004, an increase of $63.5 million, or 7.2%, from $884.1 million in 2003. Salaries, wages and employee benefits as a percentage of operating revenue were 57.5% and 59.8% in 2004 and 2003, respectively.

Salaries and wages were $656.0 million in 2004, an increase of $36.3 million, or 5.9%, from $619.7 million in 2003 but as a percentage of revenue salaries and wages were 39.8% and 42.0% for 2004 and 2003, respectively. The increase in salaries and wages was due to wage inflation and a 3.5% increase in the average number of employees over the period. The increase in the number of employees was primarily due to staffing required to handle the 8.0% increase in LTL tonnage shipped.

Employee benefits were $291.5 million in 2004, an increase of $27.1 million, or 10.2%, from $264.4 million in 2003. Employee benefit expenses were primarily affected by healthcare cost increases, additional pension expenses and the 3.5% increase in the average number of employees. Expenses related to pension and other postretirement benefits were $53.0 million in 2004, an increase of $12.0 million, or 29.3%, from $41.0 million in 2003. This increase was primarily attributable to the lower than expected returns on pension assets in the years 2000, 2001 and 2002. The cost of healthcare benefits for active employees was $82.8 million in 2004, an increase of $10.3 million, or 14.2%, from $72.5 million in 2003. Included in salaries, wages and employee benefits for the year ended December 31, 2003 is $14.1 million in non-recurring expenses related to the vesting of awards granted under Union Pacific compensation plans in connection with the Divestiture Transaction and the grant of shares of our common stock to our employees in connection with the initial public offering.

Supplies and expenses were $155.6 million in 2004, an increase of $30.7 million, or 24.6%, from $124.9 million in 2003. Supplies and expenses as a percentage of operating revenue increased to 9.4% in 2004 from 8.5% in 2003. The increase was primarily due to the increase in fuel expense, which added $25.8 million in incremental expenses. Fuel expense was higher in 2004 as a result of higher fuel prices during the period ($1.21 per gallon average in 2004 compared to $.92 per gallon average in 2003, including transportation costs and excluding taxes). Maintenance and facilities supplies expenses were $67.3 million in 2004, an increase of $5.0 million, or 8.0%, from $62.3 million in 2003. We expect this level of maintenance and facilities supply expense as a percentage of revenue to continue in the near term.

Claims and insurance expenses were $50.8 million in 2004, a decrease of $3.9 million, or 7.2%, from $54.7 million in 2003. Claims and insurance expenses as a percentage of operating revenue decreased from 3.7% in 2003 to 3.1% in 2004. We decreased our provision for losses resulting from injury liability and property damage by $3.4 million during 2004 due to a reduction in accident frequency. Our provision for cargo losses decreased by $2.6 million, or 9.1%, during 2004 due primarily to decreases in the absolute number of claims received resulting from several training and awareness initiatives that were implemented during the year. Other insurance expenses increased by $2.1 million in 2004 reflecting our increased insurance requirements as a stand-alone company.

Rents and purchased transportation expenses were $177.6 million in 2004, an increase of $20.1 million, or 12.7%, from $157.5 million in 2003. Rents and purchased transportation expenses as a percentage of operating revenue remained relatively flat at 10.8% and 10.7% for the years ended December 31, 2004 and 2003, respectively. The cost related to our use of these resources was $98.3 million in 2004, an increase of $16.5 million, or 20.2%, compared to $81.8 million in 2003. The significant components to this increase in costs were incurred in response to our effort to provide a high level of service to both our existing customers and the new customers that we gained. These costs include the use of other trucking carriers for both inter-city and local delivery services to supplement our resources as we absorbed the increased volume and also reflect increases in the rates charged by third-party carriers, primarily related to higher costs such as fuel and insurance. The use of temporary, short term rental of drivers (with and without equipment) to supplement our delivery operations was $23.1 million in 2004, an increase of $3.2 million, or 16.1%, from $19.9 million in 2003. Building, office and equipment rents were $11.2 million in 2004, a decrease of $1.1 million, or 8.9%, compared to $12.3 million in 2003.

Other expenses were $72.4 million in 2004, an increase of $16.3 million, or 29.1%, from $56.1 million in 2003. Other expenses were 4.4% of operating revenue in 2004, compared to 3.8% in 2003. Our provision for uncollectible revenue increased by $7.8 million in 2004 as a result of higher shipment levels with existing customers, shipments from new customers and due to the 2003 provision for uncollectible revenue being lower than normal as a result of improved collections. The cost of computer hardware and software maintenance increased by $1.7 million as we relocated our data center from a Union Pacific facility and became solely responsible for systems maintenance. Corporate expenses increased by $1.5 million reflecting our new corporate structure as an independent public company.

Operating Income

Operating income was $108.6 million in 2004, an increase of $41.2 million, or 61.3%, from $67.4 million in 2003. Our operating ratio improved to 93.4% in 2004, compared to 95.4% in 2003. Operating income at Overnite Transportation was $96.3 million in 2004, an increase of $37.5 million, or 63.8%, from $58.8 million in 2003. The operating ratio for Overnite Transportation was 93.4% in 2004, compared to 95.5% in 2003. Operating income at Motor Cargo was $12.3 million, an increase of $3.8 million, or 44.7%, from $8.5 million in 2003. The operating ratio for Motor Cargo was 93.2% in 2004, compared to 94.7% in 2003. Operating income for 2003 includes $14.1 million of non-recurring expenses related to the Divestiture Transaction and initial public offering and $1.1 million in stand-alone costs resulting from the initial public offering. Operating income for Overnite Transportation includes $12.7 million of non-recurring expenses related to the initial public offering and $1.1 million in stand-alone expenses resulting from the Divestiture Transaction. Operating income for Motor Cargo includes $1.4 million of non-recurring expenses related to the initial public offering.

Other Income and Expense Items

Intercompany interest income from Union Pacific ended with the Divestiture Transaction and was $12.4 million in 2003. Interest expense for 2004 was $5.4 million, an increase of $3.3 million from $2.1 million in 2003 primarily as a result of initial debt totaling $129.0 million incurred in connection with the Divestiture Transaction.

Income Taxes

Income taxes were $40.7 million in 2004, at an effective tax rate of 39.1%, compared to $31.3 million in 2003, at an effective tax rate of 40.0%. The decrease in the effective tax rate results primarily from the resolution of a state audit liability that decreased income tax expense by $0.9 million.

Net Income

As a result of the foregoing, net income was $63.3 million in 2004, an increase of $16.4 million, or 35.1%, from $46.9 million in 2003. Overnite Transportation contributed $55.6 million in net income in 2004, compared to $41.3 million in net income in 2003. Motor Cargo contributed $7.7 million of net income in 2004 and $5.5 million in net income in 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Operating Revenue. Effective January 1, 2004, LTL operating revenue are defined to include all shipments less than 10,000 pounds and TL operating revenue are defined to include all shipments 10,000 pounds or more. Previously LTL and TL operating revenue were determined by weight and shipment size as measured in cubic or linear feet. Operating revenue for 2003 was recalculated on a basis consistent with the above definition for the “Year Ended December 31, 2004 Compared to Year Ended December 31, 2003” section above. However because we were unable to recalculate revenue for 2002 on the same basis, the following discussion presents 2003 operating revenue on a basis consistent with the prior definition to provide operating revenue comparable to the year ended December 31, 2002. Total operating revenues are not affected.

Operating revenue was $1,475.5 million in 2003, an increase of $123.7 million, or 9.1%, from $1,351.8 million in 2002. Operating revenue is impacted by six components: LTL volume (tonnage shipped), LTL revenue per LTL hundredweight excluding fuel surcharges (“LTL Rate Factor, excluding fuel surcharge”), dedicated truckload service, fuel surcharges, truckload service and other services. The $123.7 million or 9.1% increase in operating revenue resulted from an increase in LTL volume, which contributed approximately $67.0 million in additional operating revenue, and an increase in the LTL Rate Factor, excluding fuel surcharge, which contributed approximately $23.9 million in additional operating revenue. The increase in operating revenue in 2003 was also due to increased volume in our dedicated truckload service, which accounted for approximately $12.9 million of the increase in operating revenue, and a $20.0 million increase in revenue from fuel surcharges. In terms of volume, LTL tonnage shipped was 9,172.1 million pounds during 2003, an increase of 478.9 million pounds, or 5.5%, from 8,693.2 million pounds shipped during 2002. The closure of Consolidated Freightways in September 2002 was a primary driver of the increase in LTL tonnage. Our LTL rate factor, excluding fuel surcharge was $14.27 in 2003, an increase of 1.8% from $14.01 in 2002. This increase was primarily the result of our general annual rate increase. The $12.9 million, or 25.7%, increase in operating revenue from our dedicated truckload service resulted primarily from a 13.2% increase in shipments as a significant customer elected to outsource the management of its private fleet with us. Operating revenue from fuel surcharges was $44.4 million in 2003, an increase of $20.0 million, or 82.2%, from $24.4 million in 2002, as a result of increased fuel costs in the current year. Our truckload service and other revenue sources together combined for a net decrease in operating revenue of $0.1 million.

Operating revenue at Overnite Transportation was $1,315.4 million in 2003, an increase of $107.2 million, or 8.9%, from $1,208.2 million in 2002. This increase resulted from a 4.9% increase in LTL volume from 7,741.4 million pounds in 2002 to 8,120.4 million pounds in 2003. This increase in volume contributed approximately $53.7 million in additional operating revenue. The LTL Rate Factor, excluding fuel surcharge at Overnite Transportation increased by 2.2% from $14.17 in 2002 to $14.49 in 2003. This rate factor increase contributed approximately $25.7 million in additional operating revenue. Operating revenue from our dedicated truckload service increased by $12.9 million, or 25.7%, resulting primarily from a 13.2% increase in shipments. Operating revenue from fuel surcharges was $39.6 million in 2003, an increase of $17.6 million, or 80.2%, from $22.0 million in 2002, as a result of increased fuel costs in the current period. Our truckload service and other revenue sources together combined for a net decrease of $2.7 million, on lower volume.

Operating revenue at Motor Cargo was $160.1 million in 2003, an increase of $16.5 million, or 11.4%, from $143.6 million in 2002. LTL volume increased 10.5% and contributed approximately $13.6 million. An increase of $2.5 million in fuel surcharges was partially offset by a $1.2 million reduction in revenue due to a decrease in the LTL Rate Factor, excluding fuel surcharge. The lower LTL Rate Factor, excluding fuel surcharge was primarily attributed to a slight reduction in the average length of haul. Other revenues increased $1.6 million.

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

Employee benefits were $264.4 million in 2003, an increase of $28.9 million, or 12.3%, from $235.5 million in 2002. Employee benefit expenses were primarily affected by pension and other post employment cost increases and the 4.1% increase in the average number of employees. Expenses related to pension and other postretirement benefits were $40.9 million in 2003, an increase of $4.5 million, or 12.4%, from $36.4 million in 2002. This increase was primarily attributable to the lower than expected returns on pension assets in the years 2000, 2001 and 2002 and declines in interest rates used to discount the liability. In addition, the cost of healthcare benefits for active employees was $72.5 million in 2003, an increase of $7.8 million, or 12.1%, from $64.7 million in 2002. Workmens compensation was $26.2 million an increase of $5.8 million, or 28.4%, from $20.4 million in 2002. This increase was primarily attributable to a few severe injuries during 2003. Payroll tax expense was $53.8 million in 2003 an increase of $4.6 million, or 9.3%, from $49.2 million in 2002 primarily as a result of the $48.1 million increase in salaries and wages described above. Included in salaries, wages and employee benefits for the year ended December 31, 2003 is $14.1 million in non-recurring expenses related to the vesting of awards granted under Union Pacific compensation plans in connection with the Divestiture Transaction and the grant of shares of our common stock to our employees in connection with the initial public offering. Included in salaries, wages and benefits for the year ended December 31, 2003 is $0.2 million in stand-alone costs for additional salaries and wages related to the our operations following the Divestiture Transaction.

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

Other Income and Expense Items. Intercompany interest income was $12.4 million in 2003, a decrease of $6.7 million, or 34.9%, from $19.1 million in 2002. The reduction in intercompany interest income resulted from the decrease in the intercompany receivable balance from Union Pacific as a result of pension contributions of $126.5 million in the second half of 2002. In addition, the total for 2003 only includes interest income for the period prior to November 5, 2003. We no longer receive interest income from Union Pacific. Interest expense for 2003 was $2.1 million, an increase of $0.9 million from $1.2 million in 2002, primarily as a result of debt totaling $128 million incurred in connection with the Divestiture Transaction.

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

Year Ended December 31, 2004 Compared to Pro Forma Year Ended December 31, 2003

As described in “Corporate Structure” in Item 1 of this annual report on Form 10-K, we became a stand-alone public company on November 5, 2003, as a result of the Divestiture Transaction. Pro forma results have been provided to present results as if we had been a public entity for the entire year ended December 31, 2003.

We have included pro forma net income, pro forma operating income and pro forma operating ratio, including applicable pro forma earnings per share amounts for 2003. These pro forma financial measures are alternatives to financial measures determined in accordance with GAAP. They should not be considered in isolation or as an alternative to financial measures determined in accordance with GAAP. Set forth below is a reconciliation of these pro forma non-GAAP financial measures to the most directly comparable financial measures calculated and reported in accordance with GAAP.

We have included these non-GAAP financial measures to reflect our operations and financial performance as an independent, stand-alone entity. Management believes that these non-GAAP financial measures are more reflective of our continuing operations as they present investors with information about the impact of the Divestiture Transaction on our operations and, in doing so, improve transparency to investors and enhance period-to-period comparability of operations and financial performance.

Pro forma operating income for the year ended December 31, 2003 excludes $13.2 million in non-recurring incremental expenses related to the accelerated vesting of awards granted under Union Pacific compensation plans and the initial public offering related grant of shares of our stock to employees, as shown in Table 8 below. Pro forma operating income includes the estimated effects of the incremental stand-alone operating expenses, calculated from January 1 of the year, as shown in the table below.

Pro forma net income excludes the estimated after-tax effects of $12.4 million of intercompany interest income previously received from Union Pacific and the estimated after-tax effect of the $13.2 million non-recurring incremental expenses discussed above.

Table 8 reconciles these pro forma measures to the most comparable financial measures reported in accordance with GAAP:

TABLE 8

(amounts in thousands, except share, per share and operating ratio data)	Year Ended December 31, 2003

Operating income as reported	$67,352
Add: incremental pre-tax expenses for Union Pacific compensation plans, initial public offering related stock grant and other	13,249
Less: pro forma calculation of incremental ten months of stand-alone expenses	5,190

Pro forma operating income	$75,411

Pro forma operating ratio	94.9%

Net income as reported	$46,859
Add: after-tax incremental non-recurring expenses for Union Pacific compensation plans, initial public offering related stock grant and other	7,944
Less: pro forma calculation of incremental ten months of stand-alone expenses	3,112
Less: elimination of intercompany interest income	7,441
Less: pro forma calculation of ten months of interest expense	2,433

Pro forma net income	$41,817

Pro forma earnings per share(1):
Basic	$1.50
Diluted	1.50
Shares outstanding(1):
Basic	27,788,557
Diluted	27,959,310

(1)	Pro forma net income per share—basic and pro forma net income per share—diluted for 2003 treat the shares issued and options granted resulting from the Divestiture Transaction and the initial public offering as being outstanding for the entire year.

Liquidity and Capital Resources

Net cash provided by operating activities was $126.0 million in 2004, an increase of $5.4 million from $120.6 million in 2003. Net cash from operations is attributable primarily to net income, adjusted for depreciation, changes in working capital items and pension plan contributions. During 2004, we contributed $55.9 million to our pension plans. We contributed $62.2 million to our pension plans in 2003.

Our business requires ongoing capital investments, particularly for replacement of revenue equipment, such as tractors, trailers and trucks. Capital expenditures totaled $83.1 million, $57.9 million and $64.6 million during 2004, 2003 and 2002, respectively, detailed in Table 9:

TABLE 9

	Year Ended December 31,
	2004	2003	2002
	(Thousands of Dollars)
Revenue equipment	$52,053	$29,590	$42,402
Land and buildings	15,193	14,596	10,205
Technology equipment and software	8,271	5,314	6,325
Other equipment	7,608	8,374	5,633

Total capital expenditures	$83,125	$57,874	$64,565

During 2004, we placed in service 856 tractors and 1,119 trailers and we acquired an additional 163 trailers late in the year that will be placed in service in early 2005. The $25.3 million increase in capital expenditures in 2004 over 2003 is primarily the result of growth in our business.

During 2004, under the Overnite Transportation brand name, we acquired a service center in Denver, Colorado, which will replace a smaller facility in the same metropolitan area. We will renovate the acquired service center and place it in service in the first quarter of 2005. The smaller facility in Denver will then be sold or leased.

Historically, our capital expenditures have been funded primarily through cash provided by operations and, to a lesser extent, by the proceeds from sales of used equipment and facilities. We generated cash proceeds from the sale of facilities and used tractors and trailers in the amount of $1.2 million, $1.0 million and $7.9 million in 2004, 2003 and 2002, respectively.

Concurrent with the Divestiture Transaction, Overnite and Overnite Transportation entered into a $300 million credit agreement (the “Credit Agreement”) with a syndicate of lenders. The Credit Agreement provided for aggregate commitments consisting of a term loan facility of $125 million and a revolving loan facility of $175 million, of which up to a maximum of $150 million was available for the issuance of letters of credit. Borrowings under the term loan in the amount of $125 million and $3 million under the revolving loan were used to pay the cash dividend to Union Pacific in connection with the Divestiture Transaction.

On November 3, 2004, we amended and restated the Credit Agreement (the “Amended Credit Agreement”) to reduce the total credit availability to $250 million. We increased the revolving loan commitment to $250 million, of which $175 million can be used for the issuance of letters of credit, and we converted all outstanding term loans to revolving loans so that the outstanding principal amount of all term loans and term loan commitments was reduced to zero.

The terms of the Amended Credit Agreement also permit us, at our option, to increase the aggregate revolving commitments under the facility to $400 million, either by adding additional lenders or by agreeing with existing lenders to increase their commitments. The revolving loan facility has a maturity date of November 3, 2009. The Amended Credit Agreement contains affirmative and negative covenants customary for financings of this type. The financial covenants define a maximum leverage ratio and a minimum fixed charge coverage ratio. Obligations under the Amended Credit Agreement are guaranteed by Overnite and certain of our domestic subsidiaries, including Motor Cargo, and are secured by a first priority lien and security interest in all of the capital stock of Overnite Holding, Overnite, Inc. and Overnite Transportation, as well as all of the capital stock held by Overnite Transportation and any guarantor under the Credit Agreement. We maintained compliance with all of the covenants contained in the Credit Agreement and the Amended Credit Agreement through 2004 on a quarterly basis.

Borrowings under the revolving loan facility bear interest, at our option, at either adjusted LIBOR plus a margin, which is based on our leverage ratio or the alternate base rate. Based on $96 million, the amount outstanding under the revolving loan facility at December 31, 2004, and an interest rate of 3.31% at December 31, 2004, our annual interest expense would be approximately $3 million dollars. A change of 0.5% in the interest rate will increase or decrease our interest expense by approximately $0.5 million on an annual basis at the current levels of debt.

On December 17, 2004, Overnite Transportation entered into an accounts receivable securitization facility with a bank and an issuer of commercial paper administered by the bank. The facility provides for the issuance of letters of credit, or in the alternative, borrowings, of up to an aggregate amount of $100 million, depending on the level of eligible trade accounts receivable. We use letters of credit to secure our obligations for worker’s compensation programs, other insurance programs and other obligations. Letters of credit outstanding under the facility amounted to $68.2 million as of December 31, 2004. The receivables facility is renewable annually and the scheduled expiration date is December 16, 2005. Under limited circumstances, primarily a decrease in the level of trade accounts receivable, the bank and the issuer of commercial paper can terminate the facility prior to the expiration date. This would result in the requirement to cash collateralize any outstanding letters of credit and/or repay any related outstanding indebtedness.

We currently pay regular quarterly dividends on our common stock at a rate of $0.04 per share ($0.16 per share on an annual basis). The declaration and amount of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

Based on our current level of operations and our anticipated growth, we believe that cash flow from operations and other available sources of liquidity, including borrowings under our credit facility or receivables securitization program, will be sufficient to fund our operations for the next 12 months and for our currently anticipated needs beyond that period. Our business has significant operating cash requirements. If our cash requirements are high or our cash flow from operations is low during particular periods, we may need to seek additional financing, which may be costly or difficult to obtain.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments that may affect our financial condition. However, we believe that our commercial obligations, financings and commitments are customary transactions that are similar to those of other comparable industrial corporations, particularly within the transportation industry and we believe that we will be able to fulfill those obligations.

Table 10 summarizes our significant contractual obligations and commercial commitments as of December 31, 2004:

TABLE 10

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Thousands of Dollars)
Contractual Obligations:
Long-term debt(1)	$95,625	$—	$—	$95,625	$—
Capital lease obligations	90	30	60	—	—
Operating leases	63,672	20,198	27,464	12,843	3,167
Purchase obligations(2)	7,874	5,130	2,411	209	124
Other long-term liabilities reflected on our balance sheet	—	—	—	—	—

Total	$167,261	$25,358	$29,935	$108,677	$3,291

	Amount of Commitment Expiration Per Periods
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Thousands of Dollars)
Other Commercial Commitments:
Standby letters of credit	$82,988	$82,988	$—	$—	$—
Other	391	391	—	—	—

Total	$83,379	$83,379	$—	$—	$—

(1)	The first scheduled principal payment under the Amended Credit Agreement is due in 2009.
(2)	Purchase obligations exclude commitments less than $250 that are incurred and approved by service center managers as long as the commitment is required for safety, proper maintenance or operation of the location.

South Holland, Illinois service center

We entered into an agreement with a third party in order to finance and lease the expansion of our South Holland, Illinois service center. The cost to expand the facility was $13.2 million, borne by the lessor under the agreement. The original operating lease covering the expansion was completed in the fourth quarter of 2000. We restructured the terms of the lease in the second quarter of 2003. Our lease expires in 2006, with provisions for renewal upon the agreement of the parties. At any time during the lease, we may purchase the facility at approximately the amount expended by the lessor. If we do not renew the lease and do not exercise our right to purchase the facility, the lessor may remarket the facility and we have guaranteed the lessor a residual value equal to 85% of the total cost. The amount of this residual value guarantee is approximately $11.2 million. We recorded a $0.8 million liability associated with our guarantee related to the South Holland, Illinois service center (see Note 10 to our consolidated financial statements included under Item 8). This liability is being amortized over the life of the lease and the guarantee will expire April 30, 2006.

Commitments Inherent in Standby Letters of Credit

From time to time we use bank letters of credit to secure our obligations for worker’s compensation programs, various insurance programs, and other obligations. On December 17, 2004, Overnite Transportation entered into an accounts receivable securitization facility with a bank and an issuer of commercial paper administered by the bank, which provides for the issuance of letters of credit, or in the alternative, borrowings, of up to an aggregate amount of $100 million, depending on the level of eligible trade accounts receivable.

The receivables facility is renewable annually and the scheduled expiration date for the receivables facility is December 16, 2005; however, under limited circumstances, the bank and the issuer of commercial paper can terminate the facility prior to the above date, which would result in the requirement to cash collateralize any outstanding letters of credit and/or repay any related outstanding indebtedness.

At December 31, 2004, there were $68.2 million in outstanding letters of credit issued by Overnite under the facility and $31.8 million available for additional letters of credit. Overnite Transportation had a total of $82.1 million and Motor Cargo had a total of $1.3 million in outstanding letters of credit at December 31, 2004.

Pension Plans

We provide defined pension benefits to eligible employees of Overnite Transportation and Motor Cargo (see Note 8 to our consolidated financial statements included under Item 8). Overnite Transportation pension benefits are based on years of service and compensation during employment and cover substantially all employees. Motor Cargo pension benefits are based solely upon years of service.

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

Funded Status

The funded status of our pension plans represents the difference between the fair market value of pension assets and the present value of pension liabilities (“projected benefit obligation” or “PBO”). The funded status is impacted by actual asset return and cash funding, as well as a year-end discount rate which is used to discount the projected benefit obligation. The discount rate we use for this purpose is based upon a hypothetical portfolio designed to match the expected benefit payments under our defined benefit pension plan. The hypothetical portfolio is comprised of bonds available on December 31, 2004 that are rated “AA” or better by either Moody’s or Standard and Poor’s. Table 11 presents the funded status of our pension plans as well as the key components that impact the funded status:

TABLE 11

	As of December 31, 2004	As of December 31, 2003
	(Millions of Dollars)
Funded Status (as of period end):
Assets—Market Value	$844.9	$741.6
PBO	1,019.5	860.1

Funded Status	$(174.6)	$(118.5)

Components:
Discount Rate (end of year)	6.00%	6.50%
Actual Asset Return	11.5%	24.2%
Cash Funding	$55.9	$62.2
Benefit Payments	$37.3	$33.3

Table 12 shows the estimated impact that changes in actual asset returns, discount rate and cash funding would have had on our funded status as of December 31, 2004:

TABLE 12

Impact on Funded Status
Discount Rate
0.25% increase	+$	34.7 million
0.25% decrease	-$	36.6 million
Actual Asset Return
1% increase	+$	7.3 million
1% decrease	-$	7.3 million
Cash Funding
+$10.0 million	+$	10.0 million

Equity Adjustments

FAS 87 requires companies to record an additional minimum pension liability adjustment equal to the shortfall between the market value of pension assets and the accumulated benefit obligation at the end of each fiscal year. The accumulated benefit obligation (“ABO”) differs from the projected benefit obligation because the ABO does not assume any future salary increases and, accordingly, results in a smaller benefit obligation than the PBO. This minimum pension liability adjustment is recorded as a reduction to shareholders’ equity, net of tax, and has no impact on earnings or cash.

We were required to record an additional minimum pension liability adjustment in 2004 and 2002. This resulted in a reduction to shareholders’ equity of $83.9 million (after-tax) at December 31, 2002. In 2003, pension asset growth and contributions to the plan, partially offset by lower discount rates, resulted in $35.9 million (after-tax) being restored to shareholders’ equity in 2003. In 2004, cash funding and moderate asset growth was offset by a lower discount rate, resulting in a reduction of $34.5 million (after-tax) to shareholders’ equity at December 31, 2004.

Future year-end adjustments to shareholders’ equity will be affected by the FAS 87 discount rate on December 31 of each year, contributions, benefit payments and actual asset returns during each year. While actual changes in shareholders’ equity depend upon a number of variables and other assumptions, Table 13 shows the estimated impact that changes in the discount rate (relative to the December 31, 2004 discount rate of 6.0%) and actual asset returns (relative to our assumed rate of return on plan assets for 2005 of 8.0%) would have on our equity at December 31, 2005:

TABLE 13

Impact on Equity Adjustment, net of tax
Discount Rate
0.25% increase	+$20.6 million
0.25% decrease	-$19.5 million
Actual Asset Return
1% increase	+$ 4.4 million
1% decrease	-$ 4.4 million

Expense

Pension expense during any particular period is determined based upon the expected return on pension plan assets as compared to the service cost of pension liabilities (the actuarial cost of benefits earned during a period) and the interest on those liabilities. With respect to the value of plan assets, the expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a five-year period. This practice is intended to reduce year-to-year volatility in recorded pension expense, but it can have the effect of delaying the recognition of differences between actual returns on assets and expected returns based on long-term rate of return assumptions. Due to this practice, prior period reductions in the value of plan assets will continue to have an impact on pension expense in future periods. Our assumed rate of return on pension plan assets during 2004 was 8.0% and pension expense was $39.5 million as compared to $30.2 million in 2003. During 2004, actual asset returns for our pension plans were positively affected by improvement in the equity markets, and the actual return on pension plan assets in 2004 was 11.5%.

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

Based on an assumed rate of return of 8.0% and a discount rate of 6.0% we estimate 2005 pension expense will be approximately $54.0 million.

Cash Contributions

While we follow FAS 87 rules to record the expense and liability associated with our pension plans, actual cash funding is governed by employee benefit and tax laws. During 2004, we contributed $55.9 million to our defined benefit pension plans. During 2003, we contributed $62.2 million to our defined benefit pension plans.

Future contributions are dependent on asset returns, then-current discount rates and a number of other factors. We expect to fund at least $30 million in 2005 and approximately $45 million per year thereafter. We have contributed $30 million as of March 4, 2005. Future contributions are expected to be funded primarily by cash generated from operating activities.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of revenues, expenses, assets and liabilities. We base our estimates on historical experience tempered by existing conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The following are our critical accounting estimates that require significant judgment and have a material impact on our financial condition or results of operation.

Revenue Related Reserves, including Allowance for Uncollectible Accounts Receivable

Shipments in Transit: We calculate the value of revenue not yet delivered based on the percentage of completion method. We assign revenue to each shipment at the time of pick-up, based on the weight, classification, distance, special handling and with reference to current pricing terms and specific customer contracts. We calculate the value of undelivered revenue at the end of each month by specifically identifying the status of each undelivered shipment at month-end and calculating the resulting total. We believe this provides a reasonable estimate of the revenue actually earned each reporting period.

Uncollectible Receivables: We record an allowance for uncollectible accounts receivable based on historical collection experience. We also take into account known collectibility issues with specific customers and an estimate of future trends. We evaluate the creditworthiness of our major customers at least annually and of new customers on an ongoing basis. Our allowance for doubtful accounts was $19.2 million and $14.8 million at December 31, 2004 and 2003, respectively.

Payment Differences: In the event that a customer remits an amount different than the amount billed, we investigate and resolve the difference, which is normally a discrepancy in the weight, class of shipment, distance or separate contractual interpretation. We accrue for the difference that may have been incurred but not resolved based on historical trends, tempered by improvements to our systems and controls. At December 31, 2004 and 2003, the reserves amounted to $9.7 million and $10.1 million, respectively.

Claims and Insurance

We are self-insured to certain limits for workers’ compensation, property damage, cargo claims and injury liability claims. We accrue for cargo claims on a per-shipment basis using a method that takes into account the claims experience, including efforts to mitigate the original claim value, and lag time between shipment date and the filing date of the claim.

Claims and insurance costs, resulting from property damage, injury liability, and workers’ compensation, are accrued using current information and future estimates to arrive at an estimated ultimate value of claims, less recovery and mitigation credits. These ultimate values are based on assumptions related to the rates of growth in medical costs, general inflation, the normal elapsed time required to adjudicate and settle claims and a predicted pattern of injury severity for claims incurred but not reported. In many cases, independent actuaries are retained to render assistance so that we may value our reserve requirements in a way that is fair, complete and as accurate as possible based on the information available.

As of December 31, 2004 and 2003, our reserves for claims and insurance cost were $78.2 million and $71.9 million, respectively. The accuracy of our assumptions relating to claims and insurance costs may be affected by a number of factors. Based on the nature of our business, there may be temporary or permanent reductions or increases in the number of incidents, the severity of the incident and the secondary coverage provided by insurance. Other factors outside of our control that may contribute to claims and insurance costs include weather severity in parts of the country, road, bridge and tunnel condition and tire, brake and power train technology and performance. In the event that actual costs for claims and insurance exceed our original estimates, we will incur expenses in future periods. In addition, we may adjust our underlying assumptions that result in the estimated ultimate claim value. Any of these events could have a material effect on our financial results for future periods.

Healthcare, Pension and Other Post Employment Benefits Obligations

The operating companies provide defined benefit pension plans and defined contribution plans to eligible employees. Overnite Transportation also provides a postretirement health and life insurance plan (“OPEB”) and supplemental pension and supplemental defined contribution plans to eligible employees. The company also provides healthcare plans for eligible employees and their eligible dependents.

Independent consultants and actuaries are used to develop estimates of pension and OPEB costs. With regard to pension obligations, actuarial consultants provide valuations of the future obligations compared to the value of plan assets and earnings of the plan assets for the current and future years, using demographics of the current and future work force. We select the basic assumptions used to develop pension and OPEB costs, including an estimated rate of asset returns, salary increases, discount rates and rates of inflation of medical costs, the demographic assumptions of the current and future work force and life expectancy of the retired work force. Information regarding these assumptions is set forth in the notes to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K, and these assumptions are evaluated for fairness by our actuaries.

Expenses and required contributions to the Overnite Transportation and Motor Cargo pension plans have been, and will continue to be, determined based upon the use of market related values, which is a valuation method that recognizes changes in the value of assets over five years.

Overnite Transportation changed the health care plan for employees by replacing the traditional HMO programs with a new primarily self-insured EPO administered on a nationwide basis beginning January 1, 2005. Approximately 70% of eligible employees are enrolled in the EPO plan. We anticipate that the EPO will help us manage costs in 2005 and beyond while increasing our employees’ access to health care and increasing their choices of providers.

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

Goodwill and Intangible Assets

Under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill and other intangible assets having indefinite useful lives are periodically tested for impairment and a charge is taken to the extent of any impairment. Under FAS 142, we are required to perform impairment tests at least annually, and we have elected to perform our annual impairment tests during the third quarter of each fiscal year. Impairment tests performed during the third quarter of 2004 did not result in any impairment. We are also required to perform impairment tests whenever events or changes in circumstances indicate that the carrying value of goodwill or intangible assets may not be recoverable.

The acquisition of Motor Cargo was accounted for as a purchase transaction and the purchase price was allocated among tangible assets, intangible assets, and goodwill, in accordance with FASB Statement No. 141, “Business Combinations” and FAS 142. We believe that the allocation of the purchase price is fair and reasonable. Our statement of financial position as of December 31, 2004 and 2003 includes a non-amortizable intangible asset related to the Motor Cargo brand name of $3.0 million and goodwill of $13.2 million.

Initial Adoption of Accounting Policy

There were no significant accounting policies that were initially adopted in 2004, other than those required by new statements from the FASB, the SEC and related professional bodies that promulgate accounting principles and disclosure requirements. The recent accounting pronouncements are summarized under the caption “Recent Accounting Pronouncements” and are included in Note 13 to our consolidated financial statements included under Item 8.

Environmental Matters

We generate and transport hazardous and nonhazardous materials and we are subject to Federal, state and local environmental laws and regulations. A liability of $710,000 has been accrued as of December 31, 2004 for future cleanup costs at all petroleum storage and hazardous substance release sites where our obligation is probable and where such costs can be reasonably estimated. We believe that we have adequately identified and estimated the ultimate share of costs at sites where we are alleged to be subject to joint and several liability. Future environmental obligations are not expected to have a material impact on our results of operations or financial condition.

We have been notified by the EPA that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at four hazardous waste sites. Under CERCLA, we may be jointly and severally liable for all site remediation and expenses. We have investigated the nature and costs of potential response actions at these sites and our own involvement, alone and in relation to the involvement of other named potentially responsible parties, in waste disposal or waste generation at such sites. We have either resolved such liabilities through de minimis settlements or we have taken the position that our obligations with respect to all such sites not subject to settlement will involve immaterial monetary liability, though there can be no assurances in this regard. Furthermore, we believe we are in material compliance with all laws applicable to our operations and we are not aware of any situation or condition that we believe is likely to have a material adverse effect on our business, financial condition or results of operation.

Inflation

The primary commodity we use is fuel, and fuel costs are subject to regional, national, international and business cycle influences. In the past, we have been able to pass along significant and sustained increases in fuel cost to customers through a fuel surcharge. There is no guarantee that this will be possible in the future.

Recent Accounting Pronouncements

The Company currently recognizes no expense associated with stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Financial Accounting Standards Board (“FASB”) Statement 123 (Revised December 2004), “Accounting for Stock-Based Compensation” (“FASB Statement No. 123”), which becomes effective on July 1, 2005, requires that the expense related to unvested options be recognized in financial statements for 2005 and beyond. The Company has not determined the impact of adopting FASB Statement No. 123.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires the consolidation of a variable interest entity when a company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the variable interest entity’s residual returns or both. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003. On October 8, 2003 the FASB issued FASB Staff Position No. FIN 46-6, which provided public entities an opportunity to delay implementation of FIN 46, for variable interest entities created prior to February 1, 2003. Since we restructured the South Holland, Illinois service center agreement that gave rise to the variable interest entity prior to July 1, 2003 and subsequent to February 1, 2003, we cannot defer adoption. On April 30, 2004 the FASB issued FASB Staff Position No. FIN 46(R)-4, which provided guidance regarding implementation issues in accounting for leasing transactions involving special-purpose entities. The adoption of FIN 46 did not have a material impact on our consolidated financial statements. FIN 46 is subject to continuing interpretation by the FASB.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

When fuel costs per gallon exceed certain thresholds specified in our rules tariff or contracts, we seek to charge our customers a fuel surcharge. While we have historically been able to offset significant increases in fuel prices through fuel surcharges, we cannot be certain that we will be able to do so in the future. Accordingly, in order to protect against fluctuations in fuel prices that will not be covered by fuel surcharges, we have historically entered into fuel hedging arrangements. In the event we are not hedged, we are at risk to the extent that changes in the market price of fuel are not covered by our negotiated fuel surcharge arrangements. Alternatively, while the use of fuel hedging arrangements may provide us with protection from adverse fluctuations in fuel prices, by utilizing these arrangements we potentially forgo the benefits that might result from favorable fluctuations in fuel prices or, in some cases, we may incur hedging losses. Approximately 18% of our fuel consumption during the first three months of 2003 was hedged at an average of $0.58 per gallon, excluding taxes, transportation costs and regional pricing spreads. All hedging positions related to fuel expired on March 31, 2003, and were not renewed or replaced. We did not enter into any fuel hedging arrangements during 2004.

Borrowings under the revolving loan facility bear interest, at our option, at either adjusted LIBOR plus a margin, which is based on our leverage ratio or the alternate base rate. A change of 0.5% in the interest rate will increase or decrease our interest expense by approximately $0.5 million on an annual basis at the current levels of debt.

While pension expense in future periods will depend upon a number of variables and assumptions, we estimate that each 0.25% decrease in discount rate or 1% decrease in our assumed asset return would have resulted in an increase in expected 2005 pension expense of $3.1 million and $8.2 million, respectively.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Overnite Corporation

Richmond, Virginia

We have audited the accompanying consolidated statements of financial position of Overnite Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in common shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Overnite Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Richmond, Virginia
March 14¸ 2005

OVERNITE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2004	2003	2002
	(Thousands of Dollars, except per share data)
Operating Revenue	$1,647,461	$1,475,463	$1,351,788
Operating Expenses:
Salaries, wages and employee benefits	947,592	884,053	807,105
Supplies and expenses	155,637	124,887	101,985
Operating taxes	55,569	52,738	50,047
Claims and insurance	50,765	54,706	43,248
Rents and purchased transportation	177,557	157,513	145,274
Communication and utilities	20,772	20,937	20,696
Depreciation	58,522	57,169	58,526
Other	72,418	56,108	53,861

Total operating expenses	1,538,832	1,408,111	1,280,742

Operating Income	108,629	67,352	71,046
Other Income and Expense:
Interest income from Union Pacific Corporation	—	12,411	19,052
Interest expense	5,352	2,077	1,183
Other income	723	467	1,456

Income before Income Taxes	104,000	78,153	90,371
Income tax expense	40,672	31,294	1,582

Net Income	$63,328	$46,859	$88,789

Earnings per share:
Net income per share—basic	$2.28	$1.70	$3.23

Net income per share—diluted	$2.27	$1.70	$3.23

Number of shares—basic	27,788,557	27,540,715	27,500,000

Number of shares—diluted	27,959,310	27,548,086	27,500,000

The accompanying Notes are an integral part of these consolidated financial statements.

OVERNITE CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of December 31,
	2004	2003
	(Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents	$20,774	$11,068
Accounts receivable (net of allowances of $19,176 in 2004 and $14,848 in 2003)	171,804	152,285
Income taxes receivable	21,349	—
Inventories	10,972	9,569
Current deferred income tax asset	12,902	8,643
Other current assets	14,401	16,693

Total current assets	252,202	198,258

Properties:
Cost	1,048,027	1,009,443
Accumulated depreciation	(525,479)	(509,997)

Net properties	522,548	499,446

Other Assets:
Deferred income tax asset	65,341	81,126
Goodwill and intangible asset	16,232	16,232
Intangible pension asset	17,010	20,375
Other assets	14,067	15,293

Total assets	$887,400	$830,730

LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,222	$34,268
Interest payable	264	223
Employee savings plan	17,143	18,125
Accrued wages and benefits	61,717	60,646
Accrued casualty costs	54,112	48,488
Income and other taxes	9,533	10,151
Retiree benefit obligation	11,400	11,400
Current portion of long-term debt	—	12,500
Promissory note to Union Pacific Corporation	—	1,000
Other current liabilities	5,730	5,045

Total current liabilities	200,121	201,846

Non-current Liabilities:
Long-term debt, less current portion	95,625	115,500
Accrued casualty costs	24,119	23,450
Retiree benefits obligation	150,024	107,817
Other liabilities	975	1,049

Total non-current liabilities	270,743	247,816

Commitments and contingencies

Common Shareholders’ Equity:
Common stock, $0.01 par value authorized 150,000,000 shares; issued and outstanding: 28,181,304 shares at December 31, 2004 and 27,913,720 shares at December 31, 2003	282	279
Paid-in surplus	1,296,344	1,275,415
Accumulated deficit	(785,071)	(843,911)
Unearned deferred compensation	(12,570)	(2,745)
Accumulated other comprehensive loss	(82,449)	(47,970)

Total common shareholders’ equity	416,536	381,068

Total liabilities and common shareholders’ equity	$887,400	$830,730

The accompanying Notes are an integral part of these consolidated financial statements.

OVERNITE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2004	2003	2002
	(Thousands of Dollars)
Operating Activities:
Net income	$63,328	$46,859	$88,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58,522	57,169	58,526
Provision for doubtful accounts	13,974	6,128	11,686
Deferred income taxes	33,774	18,546	(22,685)
Change in retiree obligations, net	(11,157)	(29,631)	(99,383)
Non cash stock compensation	13,192	5,908	—
Other, net	—	2,970	886
Changes in current assets and liabilities, net	(45,668)	12,629	(31,207)

Cash provided by operating activities	125,965	120,578	6,612

Investing Activities:
Capital investments	(83,125)	(57,874)	(64,565)
Purchase of Motor Cargo Industries, Inc., net of cash acquired	—	—	(542)
Proceeds from sale of assets	1,238	974	7,948

Cash used in investing activities	(81,887)	(56,900)	(57,159)

Financing Activities:
Cash overdraft	3,491	(3,068)	3,023
Proceeds from (repayment of) debt	(33,375)	128,000	—
Deferred finance costs paid	—	(4,746)	—
Dividends paid	(4,488)	(140,000)	(16,000)
Advances (to) from Union Pacific Corporation, net	—	(34,882)	56,271

Cash (used in) provided by financing activities	(34,372)	(54,696)	43,294

Net Change in Cash:	9,706	8,982	(7,253)
Cash at beginning of year	11,068	2,086	9,339

Cash at end of year	$20,774	$11,068	$2,086

Changes in Current Assets and Liabilities, net:
Accounts receivable	$(33,493)	$(22,073)	$(17,408)
Income taxes receivable	(21,349)	25,381	(22,013)
Inventories	(1,403)	1,172	(708)
Other current assets	2,292	(5,870)	(445)
Accounts, wages and benefits payable	3,535	8,722	5,098
Interest payable	41	223	—
Employee savings plan	(982)	551	4,253
Other current liabilities	685	(4,215)	(8,452)
Income and other taxes payable	(618)	871	(2,142)
Accrued casualty costs	5,624	7,867	10,610

Total	$45,668	$12,629	$(31,207)

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$4,522	$1,742	$1,131
Income taxes, net	31,301	(18,452)	48,242
Non-cash transactions:
Dividends paid	$—	$223,055	$—
Promissory note issued as part of Divestiture Transaction	—	1,000	—

The accompanying Notes are an integral part of these consolidated financial statements.

OVERNITE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

(Thousands of Dollars, except for share data)

						Accumulated Other Comprehensive Income (Loss)
	Common Shares Outstanding	Common Stock	Paid-in Surplus	Accumulated Deficit	Unearned Deferred Compensation	Derivative Adjustment	Minimum Pension Liability	Total	Total
	(Thousands of Dollars)
Balance, January 1, 2002	27,500,000	$275	1,241,912	(600,504)	—	(104)	—	(104)	641,579

Net income				88,789					88,789
Other comprehensive income (loss), net of income taxes of $51,674						591	(83,878)	(83,287)	(83,287)

Comprehensive income									5,502
Dividends declared				(16,000)					(16,000)

Balance, December 31, 2002	27,500,000	$275	1,241,912	(527,715)	—	487	(83,878)	(83,391)	631,081

Deferred tax asset increase resulting from change in tax basis of assets			24,854						24,854

Issuance of stock	413,720	4	8,649		(2,907)				5,746

Amortization of unearned deferred compensation					162				162

Net income				46,859					46,859
Other comprehensive income (loss), net of income taxes of $21,023						(487)	35,908	35,421	35,421

Comprehensive income									82,280
Dividends declared				(363,055)					(363,055)

Balance, December 31, 2003	27,913,720	$279	1,275,415	$(843,911)	$(2,745)	$—	$(47,970)	$(47,970)	$381,068

Issuance of stock	267,584	3	20,929		(14,755)				6,177

Amortization of unearned deferred compensation					4,930				4,930

Net income				63,328					63,328
Other comprehensive income (loss), net of income taxes of $22,250							(34,479)	(34,479)	(34,479)

Comprehensive income									28,849
Dividends declared				(4,488)					(4,488)

Balance, December 31, 2004	28,181,304	$282	1,296,344	$(785,071)	$(12,570)	$—	$(82,449)	$(82,449)	$416,536

The accompanying Notes are an integral part of these consolidated financial statements.

OVERNITE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

Overnite Corporation (“Overnite” or the “Company”), through its primary operating subsidiaries, is a leading predominantly non-union provider of less than truckload (“LTL”) transportation service, offering a full spectrum of regional, inter-regional and long-haul services nationwide. The Company serves a diverse customer base through a network of 208 service centers. The Company operates through two principal subsidiary companies, Overnite Transportation Company (“Overnite Transportation”) and Motor Cargo Industries, Inc. (“Motor Cargo”). Overnite Transportation operates on a nationwide basis and Motor Cargo operates primarily in the Western United States and Canada.

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

The Divestiture Transaction was structured so that the Company and Union Pacific could make elections under Section 338(h)(10) of the Internal Revenue Code. Such elections allow the Company, for U.S. Federal and certain state income tax purposes, to adjust the tax basis of assets to reflect their value at the date of the Divestiture Transaction. Section 338(h)(10) elections were made for Overnite Holding and its subsidiaries Overnite, Inc. (a wholly-owned subsidiary of Overnite Holding), and Overnite Transportation but not for Motor Cargo. A deferred tax asset was recorded to reflect the excess of net tax basis of assets and liabilities over the net book basis of assets and liabilities for the entities subject to the Section 338(h)(10) elections. The deferred tax balances recorded for Motor Cargo were not affected by the Divestiture Transaction.

Concurrent with the Divestiture Transaction, Overnite and Overnite Transportation entered into a $300 million Credit Agreement with a syndicate of lenders. A total of $128.0 million was drawn immediately to pay the cash dividend described in the second preceding paragraph above. In connection with the Divestiture Transaction, financial guarantees previously provided by Union Pacific in connection with a leased service center located in South Holland, Illinois (see Note 10, below) were replaced by a financial guarantee provided by Overnite.

Following the Divestiture Transaction, Overnite Holding became a direct wholly-owned subsidiary of Overnite and Overnite Transportation and Motor Cargo became indirect wholly-owned subsidiaries of Overnite. Union Pacific sold 100% of the shares of common stock of Overnite that it received in the Divestiture Transaction in the initial public offering.

Financial results for the year ended December 31, 2003 include Overnite Holding prior to November 5, 2003. As a result, net income for periods prior to November 5, 2003 includes interest income from Union Pacific and does not include incremental costs incurred because we are not part of Union Pacific. Net income for the period after November 5, 2003 has been impacted by the incremental stand-alone costs and the loss of interest income.

OVERNITE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Summary of Significant Accounting Policies

A summary of significant accounting policies consistently applied in the preparation of the accompanying Consolidated Financial Statements follows:

Principles of consolidation

The consolidated financial statements include the accounts of Overnite and its wholly-owned subsidiary, Overnite Holding, which includes the consolidated financial results of Overnite, Inc., Overnite Transportation and Motor Cargo. The Company, through Union Pacific, acquired 99.7% of the outstanding stock of Motor Cargo on November 30, 2001, and, therefore, the Company’s results of operations and cash flows include Motor Cargo for all of 2003 and 2002. The acquisition was completed on February 14, 2002, at which time the remaining 0.3% of the outstanding stock of Motor Cargo was acquired. All significant intercompany accounts and transactions are eliminated for presentation of the consolidated business entity.

Cash and cash equivalents

The Company considers all highly liquid investments with an original purchased maturity of three months or less to be cash equivalents. Cash overdrafts are classified as current liabilities.

Concentration of credit risk

The Company sells services and extends credit, primarily in the United States and Canada, based on an evaluation of the customer’s financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company’s bad debt expense for the years ended December 31, 2004, 2003 and 2002 was $14.0 million, $6.1 million and $11.7 million, respectively.

Inventories

Inventories consist of materials and supplies, principally fuel, tires and equipment parts, carried at the lower of average cost or market.

Properties, depreciation and repairs

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

Goodwill and intangible assets

As a result of the acquisition of Motor Cargo, the Company recognized $13.2 million in goodwill and $3.0 million in non-amortizable intangible assets. The initial valuation of intangible assets and the valuation of

OVERNITE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tangible property were determined by the Company with the assistance of independent appraisers. Goodwill and intangible assets are tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Company performed the annual impairment test required by FASB Statement 142, “Goodwill and Other Intangible Assets,” as of August 31, 2004 on goodwill and intangible assets resulting from the Motor Cargo acquisition, which was based on Motor Cargo’s results of operations and fair value. There was no indication of impairment with respect to goodwill or intangible assets for the year ended December 31, 2004.

Long-lived asset impairment and retirement obligations

The Company reviews its long-lived assets, including capitalized software, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value.

Assets held for sale represent non-operational service centers or revenue equipment no longer in service. Service center assets held for sale are reclassified to other non-current assets and recorded at their fair value less cost to sell. Revenue equipment available for sale is also written down to estimated fair value and is normally disposed of within a twelve month period.

During 2004 and 2003 there were no impairment losses. During 2002, the Company’s impairment review resulted in an immaterial charge against income.

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

The Company periodically contracts with third party carriers to perform transportation services for our customers. When we are the primary obligor for these services, i.e. we are responsible for pricing, loss or damage and credit risk, we record revenue gross for the entire amount billed to the customer, and operating expenses for amount paid to the third party carriers in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” When we are not the primary obligor for these transportation services, we record revenue net of the amounts paid to third party carriers. Completed but unpaid interline obligations are accrued for in the month in which the shipment was made.

Financial instruments

The Company does not enter into financial instruments for trading or speculative purposes. The Company periodically uses derivative financial instruments to manage risk related to changes in fuel prices, however it does not currently have any fuel price hedges outstanding.

Casualty cost liabilities

At December 31, 2004 and 2003, the Company’s self-insured retention for workers’ compensation is $2.0 million per claim; for cargo damage claims, $1.0 million per claim; for automobile liability, $5.0 million per claim; and for general liability, $250,000 per claim. At December 31, 2004, these self-insured retention arrangements were secured by $83.4 million in standby letters of credit.

OVERNITE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company estimates and accrues a liability for its share of final settlements using all available information including the services of third-party insurance claims administrators to assist in establishing appropriate levels of reserve for each occurrence, based on the facts and circumstances and the Company’s history with respect to such claims. Expense depends upon actual loss experience and changes in estimates of future settlement amounts, which have not been fully resolved. The Company provides for adverse loss developments in the period when new information becomes available.

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

Stock-based compensation

Through the date of the Divestiture Transaction, the Company participated in Union Pacific’s stock-based employee compensation plans and, subsequent to the Divestiture Transaction, the Company established its own stock-based compensation plans. These plans are described more fully in Note 9. The Company applies the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. No stock-based employee compensation expense related to stock option grants is reflected in net income, as all options granted under Union Pacific’s plans and the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based employee compensation expense related to restricted stock and other incentive plans is reflected in net income. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	2004	2003	2002
	(Thousands of Dollars, except per share data)
Net income as reported	$63,328	$46,859	$88,789
Stock-based employee compensation expense included in reported net income, net of tax	4,411	10,342	2,383
Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(5,286)	(12,256)	(4,087)

Pro forma net income	$62,453	$44,945	$87,085

Net Income per share, as reported—basic	$2.28	$1.70	$3.23

Net income per share, pro forma—basic	$2.25	$1.63	$3.17

Net Income per share, as reported—diluted	$2.27	$1.70	$3.23

Net income per share, pro forma—diluted	$2.24	$1.63	$3.17

OVERNITE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

The following table presents information necessary to calculate basic and diluted earnings per share and common equivalent shares:

	2004	2003	2002
Weighted average shares outstanding—basic	27,788,557	27,540,715	27,500,000
Common stock equivalents	170,753	7,371	—

Weighted average shares outstanding—diluted	27,959,310	27,548,086	27,500,000

Weighted average shares outstanding—basic and weighted average shares outstanding—diluted treat the 27,500,000 shares issued, resulting from the Divestiture Transaction, as being outstanding for all the years presented.

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

Variable Interest Entities

The Company, following current interpretations of accounting and disclosure requirements, does not consolidate any variable interest entities.

Use of estimates

The consolidated financial statements of the Company include estimates and assumptions regarding certain assets, liabilities, revenue and expenses and the disclosure of certain contingent assets and liabilities. Actual future results may differ from such estimates. Significant estimates relate to revenue recognition, claims and insurance accruals, health care accruals, pension and other postretirement benefits accruals, and the valuation of or recoverability of goodwill and intangible assets.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year presentation.

Note 2. Motor Cargo Acquisition

On February 24, 2002, Union Pacific acquired all of the outstanding stock of Motor Cargo by tender offer, pursuant to an Agreement and Plan of Merger.

OVERNITE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price, including acquisition costs and assumed liabilities, was approximately $90.5 million. The Company recorded goodwill in the amount of $13.2 million and an indefinite-lived intangible asset related to the Motor Cargo brand name in the amount of $3.0 million.

Note 3. Nature of Operations

Operating Segments

All operations of the Company experience intense service and price competition from both regional and national motor carriers. The Company operates in two reportable segments: Overnite Transportation and Motor Cargo. These are separate legal entities that are managed from an operations perspective separately, and each has retained its own marketing identity and human resource policies. The Company uses operating revenue, operating income and operating statistics compared to budgets and prior period results to evaluate performance.

No single customer or group of affiliated customers accounted for 10% or more of consolidated operating revenue. Consolidated operating revenue from shipments with a destination outside the United States amounted to $47.6 million in 2004, $40.0 million in 2003 and $31.1 million in 2002.

Overnite Transportation

Operations

The Overnite Transportation segment includes the LTL and closely related truckload operations of Overnite Transportation, operating as a regional carrier with long-haul capabilities, with a network of 171 service centers throughout the United States. This segment serves all 50 states, Canada, Puerto Rico, Guam, the U.S. Virgin Islands and Mexico and transports a variety of products, including machinery, textiles, plastics, electronics and paper products. Functions of the parent company are included in this segment if they are not allocated to Motor Cargo.

Employees

Overnite Transportation is a non-unionized carrier. The International Brotherhood of Teamsters (“Teamsters”) attempted to organize Overnite Transportation during the 1990’s and ended a three-year nationwide strike against Overnite Transportation on October 24, 2002 by making an unconditional offer on behalf of the strikers to return to work. The Teamsters ended the strike without obtaining any agreement or concessions from Overnite. Management is not aware of any current activity that would represent a change in our labor relations.

Motor Cargo

Operations

Motor Cargo is a regional LTL carrier operating through 37 service centers, providing transportation services within the Western United States and Canada, transporting a variety of products, including consumer goods, packaged foodstuffs, electronics, apparel, hardware and industrial goods. Motor Cargo also provides warehousing and logistics services.

Employees

Employees at two Motor Cargo service centers located in North Salt Lake, Utah and Reno, Nevada, representing approximately 11% of Motor Cargo’s total work force of 1,826 employees, or approximately 1% of our total Overnite employees, are covered by two separate collective bargaining agreements with unions affiliated with the Teamsters. Although the agreements cover most of the employees at these two facilities, less

OVERNITE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

than half of these covered employees are actual members of unions. The two agreements exclude any pension requirements and while both include health care coverage, only the contract at Reno requires the employees to be included in the union healthcare program. The agreement at the North Salt Lake service center, covering less than 150 employees, expires on December 1, 2005. The agreement at the Reno service center, covering less than 100 employees as of December 31, 2004, expires on December 1, 2006.

The following tables reflect asset information as of December 31, 2004 and 2003, and capital expenditures and depreciation expense for the twelve-month periods ended December 31, 2004, 2003 and 2002.

	2004	2003
	(Thousands of Dollars)
Assets:
Overnite Transportation	$756,795	$710,752
Motor Cargo	130,605	119,978

Consolidated	$887,400	$830,730

	2004	2003	2002
	(Thousands of Dollars)
Capital Expenditures:
Overnite Transportation	$73,690	$49,231	$54,567
Motor Cargo	9,435	8,643	9,998

Consolidated	$83,125	$57,874	$64,565

Depreciation Expense:
Overnite Transportation	$50,867	$48,865	$49,015
Motor Cargo	7,655	8,304	9,511

Consolidated	$58,522	$57,169	$58,526

The following table reflects operating segment information of the Company, as well as a reconciliation of segment information to the Company’s consolidated operating revenue, operating income, income tax expense and net income for the years ended December 31, 2004, 2003 and 2002:

	2004	2003(1)	2002
	(Thousands of Dollars)
Operating Revenue:
Overnite Transportation	$1,466,583	$1,315,406	$1,208,154
Motor Cargo	180,878	160,057	143,634

Consolidated	$1,647,461	$1,475,463	$1,351,788

Operating Income:
Overnite Transportation	$96,326	$58,833	$61,095
Motor Cargo	12,303	8,519	9,951

Consolidated	$108,629	$67,352	$71,046

Income Tax Expense:
Overnite Transportation	$35,582	$27,602	$(2,519)
Motor Cargo	5,090	3,692	4,101

Consolidated	$40,672	$31,294	$1,582

Net Income:
Overnite Transportation	$55,571	$41,311	$82,535
Motor Cargo	7,757	5,548	6,254

Consolidated	$63,328	$46,859	$88,789

OVERNITE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Financial results for the year ended December 31, 2003 include Overnite Holding, Inc. prior to November 5, 2003. As a result, net income for periods prior to November 5, 2003 includes interest income from Union Pacific and does not include incremental costs we incurred as an independent, public company. Net income for the period after November 5, 2003 has been impacted by the incremental stand-alone costs and the loss of interest income.

Note 4. Properties

The major property accounts at cost at December 31, 2004 and 2003 were as follows:

	2004	2003
	(Thousands of Dollars)
Land	$91,684	$86,841
Buildings and improvements	278,334	268,224
Revenue equipment	550,634	523,993
Technology equipment and software	51,664	56,162
Other transportation property	75,711	74,223

Total	$1,048,027	$1,009,443

Other transportation property includes $4.9 million and $2.2 million in unfinished construction as of December 31, 2004 and 2003, respectively.

The major accumulated depreciation accounts at December 31, 2004 and 2003 were as follows:

	2004	2003
	(Thousands of Dollars)
Buildings and improvements	$133,198	$122,884
Revenue equipment	306,064	294,997
Technology equipment and software	31,193	39,330
Other transportation property	55,024	52,786

Total	$525,479	$509,997

Note 5. Leases

The Company leases certain equipment and other property. Future minimum lease payments for operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004 were as follows:

2004
(Thousands of Dollars)
2005	$20,198
2006	15,955
2007	11,509
2008	8,334
2009	4,509
Later years	3,167

Total minimum payments	$63,672

OVERNITE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense for operating leases with terms exceeding one month were $20.3 million, $20.4 million and $19.2 million in 2004, 2003 and 2002, respectively.

The Company occupies 66 of its 208 service centers under operating leases. Normal lease terms consist of an initial occupancy period followed by renewal periods. Leasehold improvements included in fixed assets at December 31, 2004 amounted to $10.6 million and are amortized on a straight-line basis. Leasehold improvements are evaluated annually for impairment. Rent holidays, contingent rentals and landlord concessions related to leasehold improvements are not material considerations in the facilities currently leased.

Note 6. Income Taxes

Components of income tax expense for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
	(Thousands of Dollars)
Current
Federal	$3,369	$7,371	$24,178
State	3,528	5,377	89

Total current	6,897	12,748	24,267

Deferred
Federal	31,371	18,765	(22,780)
State	2,404	(219)	95

Total deferred	33,775	18,546	(22,685)

Total	$40,672	$31,294	$1,582

A reconciliation between the statutory and effective tax rates for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Statutory tax rate	35.0%	35.0%	35.0%
State taxes—net of Federal benefit	3.4	4.2	0.1
Non-deductible expenses	0.7	0.8	0.7
Tax-deductible intangibles	—	—	(34.0)

Effective tax rate	39.1%	40.0%	1.8%

During 2004, the Company resolved a state audit liability, which resulted in a decrease in the Company’s income tax expense of $0.9 million.

During 2002, the Company substantially resolved all of the Company Federal tax issues relating to 1990 through 1994, as well as some issues for 1995 through 1998. Part of the resolution permitted a portion of Union Pacific’s 1986 Overnite acquisition costs to become tax deductible, resulting in a decrease in the Company’s income tax expense of $33.7 million.

OVERNITE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets (liabilities) were comprised of the following at December 31, 2004 and 2003:

	2004	2003
	(Thousands of Dollars)
Current liabilities	$13,148	$9,877
Incentive compensation	4,716	—

Current deferred tax asset	17,864	9,877
Revenue recognition	(4,962)	(1,234)

Net current deferred tax asset	12,902	8,643

Noncurrent deferred tax asset	99,467	98,085

Tax in excess of book depreciation	(26,683)	(18,807)
Postretirement & pension benefits	(7,443)	1,848

Noncurrent liabilities	(34,126)	(16,959)

Net noncurrent deferred tax asset	65,341	81,126

Total net deferred tax asset	$78,243	$89,769

For tax periods beginning after the Divestiture Transaction date of November 5, 2003, the Company and its subsidiaries filed a consolidated income tax return. Prior to the Divestiture Transaction, the Company was included in the consolidated income tax return of Union Pacific and its subsidiaries. The consolidated income tax liability was allocated among Union Pacific and its subsidiaries on the basis of their separate contributions to the consolidated income tax liability, with the benefit of tax losses and credits utilized in consolidation allocated to the individual company generating such losses and credits.

The Divestiture Transaction was structured so that the Company and Union Pacific could make elections under Section 338(h)(10) of the Internal Revenue Code. Such elections allow the Company, for Federal and certain state income tax purposes, to adjust the tax basis of assets to reflect their value at the date of the Divestiture Transaction. Section 338(h)(10) elections were made for Overnite Holding and its subsidiaries Overnite, Inc., and Overnite Transportation but not for Motor Cargo. A deferred tax asset was recorded to reflect the excess of net tax basis of assets and liabilities over the net book basis of assets and liabilities for the entities subject to the Section 338(h)(10) elections. The deferred tax balances recorded for Motor Cargo were not affected by the Divestiture Transaction.

In conjunction with the Divestiture Transaction, the Company entered into a tax allocation agreement with Union Pacific, which provides that Union Pacific assumes the Company’s Federal and unitary state income tax liabilities and benefits for all tax periods ending on or prior to the Divestiture Transaction closing date of November 5, 2003. As a result of the Divestiture Transaction and the tax allocation agreement entered into with Union Pacific, certain adjustments were made to paid-in-surplus. A net increase of $24.9 million was recorded to properly reflect the Company’s deferred tax position as a result of the adjustment to tax basis as provided under Section 338(h)(10) and the adjustment necessary to reflect Union Pacific’s assumption of Federal and unitary state income tax liabilities and benefits for all periods ending on or prior to November 5, 2003.

The Company believes it will realize all of its deferred tax assets.

Note 7. Long-term Debt

Long-term debt at December 31, 2004 consisted of $95.6 million outstanding under the Amended and Restated Credit Agreement entered into with a syndicate of banks in 2004. The Amended and Restated Credit

OVERNITE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agreement provides for total borrowings of up to $250 million in revolving loans, of which up to a maximum of $175 million is available for the issuance of letters of credit. The remaining availability under the Amended and Restated Credit Agreement can be used for working capital, capital expenditures, general corporate purposes and to support letters of credit. The terms of the Amended and Restated Credit Agreement also provide for an increase, at our option, in the aggregate commitments under the facility from $250 million to $400 million, either by adding additional lenders or by agreeing with existing lenders to increase their commitments. The revolving loan facility has a maturity date of November 3, 2009.

Borrowings under the Amended and Restated Credit Agreement bear interest, at the Company’s option, at either adjusted LIBOR plus a margin, which is based on our leverage ratio or the alternate base rate. The effective interest rate at December 31, 2004 was 3.31%. For 2004, the average interest rate was 2.85%. Outstanding letters of credit to be issued under the revolving loan facility will be subject to an annual fee equal to the applicable spread over adjusted LIBOR for revolving loans. The Company is also required to pay administrative fees, commitment fees, letter of credit issuance and administration fees and certain expenses, and to provide certain indemnities, all of which the Company believes to be customary for financings of this type.

The Amended and Restated Credit Agreement contains covenants, both affirmative and negative, customary for financings of this type. Specifically, the Amended and Restated Credit Agreement contains financial covenants regarding maximum leverage ratio and minimum fixed charge coverage ratio. Overnite Transportation is the borrower under the Amended and Restated Credit Agreement. Obligations under the Amended and Restated Credit Agreement are guaranteed by Overnite and certain of our domestic subsidiaries, including Motor Cargo, and are secured by a first-priority lien on and security interest in all of the capital stock of Overnite Holding, Overnite, Inc. and Overnite Transportation, as well as all of the capital stock held by Overnite Transportation and any guarantor under the Amended and Restated Credit Agreement.

Prior to amending the Credit Agreement Overnite Transportation had $300 million of available borrowing consisting of a term loan of $125 million and a revolving loan of $175 million, of which up to a maximum of $150 million was available for the issuance of letters of credit. The $125 million term loan was used to pay a portion of the cash dividend to Union Pacific in connection with the Divestiture Transaction. The remaining $3 million portion of the cash dividend was funded by the revolving loan facility. Borrowings under the term loan and the revolving loan bore interest, at the Company’s option, at either adjusted LIBOR or the alternate base rate, plus a spread based on our credit rating. The average interest rate for the two months of 2003 in which the Credit Agreement was effective was 2.7% and the interest rate at December 31, 2003 was 2.67%. The Credit Agreement contained covenants customary for financings of this type.

The Company’s long-term debt at December 31, 2004 and 2003 consists of:

	2004	2003
	(Thousands of Dollars)
Revolving Loan	95,625	3,000
Term Loan	—	125,000

Total Debt	95,625	128,000

Current maturity		12,500

Total long-term debt	$95,625	$115,500

OVERNITE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Payments required under the Amended and Restated Credit Agreement (in thousands of dollars) for the next five years are as follows:

Year
2005	$—
2006	—
2007	—
2008	—
2009	95,625

Total	$95,625

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

Funding and Benefit Payments—At Overnite Transportation, the qualified and non-qualified pension benefits are based on years of service and the highest compensation during any five consecutive calendar years of employment. These plans cover substantially all Overnite Transportation employees. Employees are vested after five years of service, or at age 65. The qualified plans are funded based on the Projected Unit Credit actuarial funding method and are funded at not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. Overnite Transportation provides two thrift plans under which employees are eligible to defer a portion of their compensation and currently matches 50% of employee deferrals up to 7% of employee compensation, for a maximum match of 3.5%. Employees are eligible to participate at date of hire, and Company-matching contributions begin after one year of service. Employees vest completely and immediately with the initial company matching contribution. The plan includes a provision whereby the achievement of certain financial targets could result in the matching contributions increasing to 75% or 100% of employee contributions, up to 7%. Overnite Transportation matching contributions were approximately $10.4 million, $9.9 million and $9.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Overnite Transportation also provides medical and life insurance benefits on a cost-sharing basis for qualifying retired employees. These costs are funded as incurred.

Motor Cargo provides a defined benefit pension plan covering substantially all of its employees. The benefits are based on years and hours of service. A participant is fully vested after five years of service. Motor Cargo also provides a thrift plan for its employees. Employees of Motor Cargo who have completed six months of service are eligible to participate in the plan. Under the plan, Motor Cargo employees are allowed to make contributions of between 1% to 15% of their annual compensation, and Motor Cargo matches 25% of deferrals, up to 6% of the employee’s annual compensation, with discretionary increases based on the attainment of income targets each year. Participants become fully vested in the Company matching contributions after seven years of service. Motor Cargo matching contributions were approximately $0.4 million, $0.5 million and $0.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

OVERNITE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following illustrates the change in the Company’s projected benefit obligation, measured at December 31, for the years ended December 31, 2004 and 2003:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
	(Thousands of Dollars)
Net benefit obligation at beginning of year	$860,052	$779,445	$107,532	$96,153
Service cost	32,909	32,917	3,471	3,686
Interest cost	57,107	51,712	6,664	5,575
Plan amendments	1,366	—	—	—
Actuarial loss	105,350	29,321	1,314	10,476
Gross benefits paid	(37,294)	(33,343)	(8,157)	(8,358)

Net benefit obligation at end of year	$1,019,490	$860,052	$110,824	$107,532

Changes in the Company’s benefit plan assets, measured at December 31, are summarized as follows for the years ended December 31, 2004 and 2003:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
	(Thousands of Dollars)
Fair value of plan assets at beginning of year	$741,597	$571,245	$—	$—
Actual return on plan assets	84,671	141,496	—	—
Employer contributions	55,908	62,199	8,157	8,358
Gross benefits paid	(37,294)	(33,343)	(8,157)	(8,358)

Fair value of plan assets at end of year	$844,882	$741,597	$—	$—

The components of funded status of the benefit plans, measured at December 31, for the years December 31, 2004 and 2003 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
	(Thousands of Dollars)
Funded status at end of year	$(174,608)	$(118,455)	$(110,824)	$(107,532)
Unrecognized net actuarial loss	220,456	144,288	39,555	41,853
Unrecognized prior service cost (benefit)	17,010	20,635	(353)	(707)

Net amount recognized at end of year	$62,858	$46,468	$(71,622)	$(66,386)

At December 31, 2004 and 2003, $11.4 million of the total pension and other postretirement liability was classified as a current liability.

The Company retained its long-term assumed rate of return on pension plan assets during 2004 at 8%. During 2004, actual asset returns for the Company’s pension plans were 11.5%. The actual return on pension plan assets was 24.2% in 2003. During 2004 and 2003, corporate bond yields, which are used in determining the discount rate for future pension obligations, continued to decline. As a result of the declining bond yields and actual asset returns that were less than the assumed rate in the years 2000, 2001 and 2002, the Company was

OVERNITE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

required to recognize an additional minimum pension liability in 2004. The additional minimum pension liability was recorded as an $34.5 million (after-tax) reduction to shareholders’ equity as part of accumulated other comprehensive income. The Company also recorded an intangible asset of $10.4 million (after-tax) related to the additional minimum pension liability. In 2003, $35.9 million, (after-tax) was restored to shareholders’ equity primarily as a result of the favorable asset returns described above.

The decline in interest rates and asset returns have significantly affected the funded status of the Company’s pension plans. The Company contributed $55.0 million to the Overnite Transportation pension plan during 2004, $60.1 million in 2003 and $125.0 million in 2002. Motor Cargo made contributions to its pension plan totaling $0.9 million during 2004, $2.1 million during 2003 and $1.5 million in 2002. Future contributions are dependent on asset returns, current discount rates and a number of other factors, such as employee demographics and pension plan provisions. The Company expects to make contributions to our pension plans of at least $30 million in 2005 and approximately $45 million per year thereafter. The Company has contributed $30 million as of March 4, 2005.

Amounts recognized for the benefit plan liabilities in the consolidated statements of financial position for December 31, 2004 and 2003 consisted of:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
	(Thousands of Dollars)
Prepaid benefit cost	$62,858	$46,468	$—	$—
Accrued benefit cost	—	—	(71,622)	(66,386)
Additional minimum liability	(152,661)	(99,299)	—	—
Intangible asset	17,010	20,375	—	—
Accumulated other comprehensive income	135,651	78,924	—	—

Net asset (liability) recognized at end of year	$62,858	$46,468	$(71,622)	$(66,386)

The Company’s projected benefit obligation, accumulated benefit obligation and fair value of plan assets related to the pension plans as of December 31, 2004 and 2003 were as follows:

	2004	2003
	(Thousands of Dollars)
Projected benefit obligation	$1,019,490	$860,052

Accumulated benefit obligation	$934,685	$794,428
Fair value of plan assets	844,882	741,597

Unfunded accumulated benefit obligation	$89,803	$52,831

OVERNITE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s net periodic pension and other postretirement benefit cost for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
	(Thousands of Dollars)
Service cost	$32,909	$32,917	$28,664	$3,471	$3,686	$3,221
Interest cost	57,107	51,712	48,294	6,664	5,575	6,079
Expected return on assets	(62,101)	(59,318)	(55,698)	—	—	—
Amortization of:
Transition asset	—	—	—	—	—	—
Prior service cost (credit)	4,991	4,844	4,844	(354)	(354)	(354)
Actuarial loss (gain)	6,612	83	(27)	3,612	1,781	1,384

Total net periodic benefit cost	$39,518	$30,238	$26,077	$13,393	$10,688	$10,330

The increase (decrease) in the minimum pension liability, before tax, included in other comprehensive income as of December 31, 2004 and 2003 was as follows:

	2004	2003
	(Thousands of Dollars)
Increase (decrease) in minimum pension liability included in other comprehensive income	$56,729	$(56,930)

Estimated future pension benefits (in thousands of dollars) for the next five years are as follows:

Year	Pension Benefits	Other Post-retirement benefits	Total
2005	$39,913	$9,081	$48,994
2006	42,275	9,083	51,358
2007	46,837	8,951	55,788
2008	48,333	8,825	57,158
2009	52,227	9,106	61,333
Years 2010 – 2014	326,315	48,778	375,093

The weighted-average actuarial assumptions used to determine benefit obligations and net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002 were as follows:

Discount rate—interest cost

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Discount rate—PBO	6.00%	6.50%	6.75%	6.00%	6.50%	6.75%
Rate of compensation increase	3.00	3.50	3.75	3.00	3.50	3.75
Expected return on plan assets	8.00	8.00	9.00	N/A	N/A	N/A

OVERNITE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumed health care cost trend rates at December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Health care cost trend rate assumed for next year	12.00%	13.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012	2008

Assumed health care cost trend rates have a significant effect on the amount reported for health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects on other postretirement benefits:

	1% Increase	1% Decrease
	(Thousands of Dollars)
Effect on total service and interest cost components	$930	$(824)
Effect on postretirement benefit obligation	$7,841	$(6,881)

The Company’s pension plan weighted-average asset allocations as of December 31, 2004 and 2003 by asset category were as follows:

	Plan Assets at December 31,
	2004	2003
Equity securities	70%	70%
Debt securities	30	27
Other	—	3

Total	100%	100%

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve the Company’s target of an average long-term rate of return of 8%. While the Company believes it can achieve a long-term average rate of return of 8%, it cannot be certain that the portfolio will perform to its expectation. Assets are strategically allocated between equity and debt securities in order to achieve a diversification level that mitigates wide swings in investment returns.

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

Note 9. Stock Option and Other Stock Plans

Through the date of the Divestiture Transaction, the Company participated in Union Pacific’s stock-based employee compensation plans and, subsequent to the Divestiture Transaction, the Company established its own stock-based compensation plans. The Company applies the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for these plans.

OVERNITE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Overnite Stock Option and Other Stock Plans

The Company has created an executive incentive stock and deferral plan (“Overnite Incentive Plan”). The Overnite Incentive Plan serves as an incentive compensation plan for executives, non-employee directors, certain key managers and other contributing employees. Awards from the Overnite Incentive Plan may be options, stock appreciation rights, stock awards or performance shares. Stock options may not be granted with an exercise price less than the fair market value of the Company’s common stock as of the date of the grant. The maximum life of an option is 10 years.

In connection with the initial public offering, we awarded an aggregate amount of 153,000 shares of restricted common stock to certain executives. These shares vest and become transferable on November 5, 2006. This award resulted in costs of $1.0 million and $0.2 million in 2004 and 2003, respectively. The expense of the shares granted, which totaled approximately $3 million, represents unearned compensation and will be recognized over a 36 month vesting period with 22 months remaining at December 31, 2004. Also, in connection with the initial public offering, certain executives were awarded options to purchase an aggregate of 340,000 shares of common stock at the initial public offering price of $19.00 per share. The options vest in three equal annual installments beginning on November 5, 2004.

During 2004 we awarded an additional 89,000 retention shares of restricted common stock to certain employees. These shares vest and become transferable three years from the date of the grant. This award resulted in costs of $0.7 million for 2004. The expense of the shares granted, which totaled approximately $2 million, represents unearned compensation and will be recognized over the vesting period.

The Company has an Equity Swap Program (“ESP”) that allows executive officers an option to forego all or a portion of their respective awards under the Executive Incentive Plan in exchange for grants of retention stock units. The Company recorded approximately $2 million of expense under this plan in 2004.

The Company has established the 2004 Long-Term Incentive Program (the “LTIP”) for executive officers and key employees. Participants are able to earn performance shares and cash awards if the Company achieves a three-year cumulative earnings per share target ranging from $5.26 to $5.88 for the years 2004, 2005 and 2006. The awards vary based upon achievement of the performance target. If the minimum three-year earnings per share target is achieved, cash awards totaling approximately $2.7 million and performance share awards of approximately 87,000 shares would be made to participants. If the maximum three-year earning per share target is achieved, cash awards totaling approximately $7.9 million and performance share awards of approximately 256,000 shares would be made to participants. Additionally, if the three-year cumulative earnings per share is between $5.26 and $5.55 and Overnite’s stock price exceeds $35.00 for 20 consecutive days, a premium payment of up to 15% of the cash component will be paid in addition to the award. The additional payment will be either 15% of the cash target amount payable for achieving the EPS target or an amount, which when added to the EPS payment, equals 100% of the cash target award, whichever is less. No performance shares or cash awards are earned if minimum earnings performance targets are not met. Any performance shares and cash awards earned will vest and be paid at the end of the performance period. Participants generally must remain employed throughout the performance period to be eligible for any awards earned. The Company recorded $6 million in expense for 2004 and as of December 31, 2004 estimates that 117,000 shares will ultimately be issued as a result of the LTIP. The Company has $5 million of unearned deferred compensation at December 31, 2005 related to the LTIP.

In connection with the initial public offering, we awarded 20 shares of our common stock to each of our full-time employees and 10 shares of our common stock to each of our part-time employees who had been employed by us for at least 12 months before the completion of the initial public offering. These shares vested

OVERNITE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and became transferable immediately upon grant of the awards. We awarded an aggregate amount of 260,620 shares of our common stock to these employees. This award resulted in non-recurring costs of $6.2 million, which were recorded in the fourth quarter of 2003.

A summary of the stock options issued under the Overnite Incentive Plan and changes during the years ended December 31, 2004 and 2003 follows:

	Year Ended December 31,
	2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year.	340,000	$19.00	—	—
Granted	52,000	$24.88	340,000	$19.00
Exercised	—	—	—	—
Forfeited	4,750	$23.41	—	—

Outstanding, end of year	387,250	$19.74	340,000	$19.00

Options exercisable at year end	125,333	$20.03	—	—

Weighted-average fair value of options Granted during the year		$10.20		$7.08

The following table summarizes information about outstanding Overnite stock options held by employees and directors of the Company as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$19.00	340,000	8.84	$19.00	113,333	$19.00
$23.41	35,250	9.06	23.41	—	—
$29.77	12,000	9.48	29.77	12,000	29.77

$19.00 to $29.77	387,250	8.88	$19.74	125,333	$20.03

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions for options granted in 2004 and 2003, respectively: risk-free interest rates of 3.2% and 3.3%, dividend yield of 0.7% and 0.8%, expected lives of five years and five years, and volatility of 44.6% and 40.3%.

The Company also sponsors the Employee Stock Purchase Plan. All of the Company’s employees are eligible to participate in the Employee Stock Purchase Plan. Employees are able to purchase up to 200 shares annually through payroll deductions at a price of no less than 95% of the price per share of the Company’s common stock on the last day available to subscribe to the plan for the applicable year.

Union Pacific Stock Option and Other Stock Plans

Until November 4, 2003, the Company and its subsidiaries participated in various Union Pacific stock incentive programs. At the time of the Divestiture Transaction, awards of retention shares of Union Pacific common stock granted to employees of the Company participating in the Union Pacific plans immediately

OVERNITE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

became vested. However, all remaining Union Pacific options held by employees of the Company to purchase shares of Union Pacific common stock shall vest according to their current vesting schedules. At December 31, 2004, employees of the Company held 571,205 options to purchase Union Pacific stock.

During the years ended December 31, 2003 and 2002, the Company expensed $10.8 million and $3.8 million, respectively, related to the Union Pacific incentive plans described herein.

Stock options prior to the Divestiture Transaction date were granted under the Union Pacific 1993 Plan and the Union Pacific 2001 Plan with an exercise price equal to the fair market value of Union Pacific’s common stock as of the date of the grant. A summary of the stock options issued under the Union Pacific Plans, and changes during the years ending December 31 are as follows:

	Year Ended December 31,
	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	874,356	$55.82	925,270	$53.23	826,673	$48.99
Granted	—	—	171,200	55.98	208,537	61.14
Exercised	(302,065)	53.50	(219,536)	45.03	(107,797)	34.94
Forfeited	(1,086)	49.67	(2,578)	57.27	(2,143)	52.56
Outstanding, end of year	571,205	$57.05	874,356	$55.82	925,270	$53.23

Options exercisable at year end	559,705	$57.08	635,556	$55.19	727,970	$51.09

Weighted-average fair value of options granted during the year		$—		$14.30		$17.78

The following table summarizes information about outstanding Union Pacific stock options held by employees of the Company as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$31.60 to $49.88	48,621	3.85	$48.70	48,621	$48.70
$54.18 to $56.50	353,484	2.74	56.27	341,984	56.28
$59.82 to $61.14	169,100	3.83	61.10	169,100	61.10

$31.60 to $61.14	571,205	3.16	$57.05	559,705	$57.08

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted in 2003 and 2002, respectively: risk-free interest rates of 2.9% and 4.4%; dividend yield of 1.5% and 1.3%; expected lives of five years and five years; and volatility of 28.4% and 28.8%.

Note 10. Commitments and Contingencies

Unasserted Claims—There are various claims and lawsuits pending against the Company. It is not possible at this time for the Company to determine fully the effect of all unasserted claims on its consolidated financial

OVERNITE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Environmental—The Company is also subject to Federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of numerous sites. For environmental sites where remediation costs can be reasonably determined, and where such remediation is probable, the Company has recorded a liability. At December 31, 2004 and 2003, the Company had accrued $710,000 and $725,000, respectively, for estimated future environmental costs based on the most current information available and believes it is reasonably possible that actual environmental costs could differ from such estimate.

Variable Interest Entity—On October 31, 2000, the Company, through Overnite Transportation, entered into agreements with a variable interest entity (“Lessor”) in order to finance and lease the expansion of a service center in South Holland, Illinois. Overnite Transportation has leased the facilities, under an operating lease, for an initial term of five years with provisions for renewal for an extended period subject to agreement between Overnite Transportation and the Lessor. At any time during the lease, Overnite Transportation may, at its option, purchase the facility at approximately the amount expended by the Lessor. If Overnite Transportation elects not to purchase the facility or renew the lease, the facility would be returned to the Lessor for remarketing, and Overnite Transportation has guaranteed a residual value equal to 85% of the total construction related costs. If Overnite Transportation elects not to renew the lease or purchase the facility, the residual value guarantee will be approximately $11.2 million. We recorded a $0.8 million liability associated with our guarantee related to the South Holland, Illinois service center. This liability is being amortized over the life of the lease and will expire April 30, 2006.

Commitments

Overnite Transportation has purchased land in Montgomery, New York to build a 166 door service center. Construction costs will be in the range of $10.0 million to $10.5 million. The project is approximately 50% completed and should be fully operational in the summer of 2005.

Motor Cargo had $0.4 million available for borrowing under an unsecured revolving line of credit for letters of credit and overdraft protection. Borrowings mature on August 15, 2005 and bear interest at the lender’s prime lending rate less 0.25%. There were no outstanding borrowings under this facility as of December 31, 2004.

The Company had $83.4 million of standby letters of credit outstanding at December 31, 2004. At December 31, 2004, there were $68.2 million in outstanding letters of credit issued by Overnite under the accounts receivable securitization facility and $31.8 million available for additional letters of credit.

Note 11. Financial Instruments

Strategy and Risk

As of December 31, 2004, the Company has not hedged any of its forecasted fuel consumption for 2005 and does not currently have any hedges outstanding, although, in the past, the Company has used derivative financial instruments in limited instances for purposes other than trading, to manage risk related to changes in fuel prices. Fuel costs are a significant portion of the Company’s total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Company periodically uses swaps, futures and/or forward contracts to mitigate the impact of adverse fuel price changes. However, the use of these instruments also limits

OVERNITE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future gains from favorable movements. The Company addresses market risk related to these instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties as well as periodic settlements. All hedging positions related to fuel expired on March 31, 2003 and were not renewed or replaced.

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

The Company believes that the fair value of its debt approximates its carrying value at December 31, 2004.

Note 12. Related Party Transactions

We paid the law firm of Matkov Salzman Madoff & Gunn $67,234 for legal services provided to the Company during 2004. George J. Matkov, Jr., a member of our board of directors, is a partner of Matkov Salzman Madoff & Gunn.

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

Until the date of the Divestiture Transaction, advances to and from Union Pacific accrued interest at a 7.5% annual interest rate during 2003 and 2002. The Company had a net receivable from Union Pacific of $222.1 million at November 5, 2003 (the Divestiture Transaction date), which was forgiven by the Company as part of the Divestiture Transaction, and $163.2 million as of December 31, 2002 principally the result of cash advanced to Union Pacific in excess of that needed to meet the capital and operating expense requirements of the Company.

Union Pacific performed certain administrative functions on behalf of the Company, including internal audit, government affairs and tax planning. The estimated cost of these services was $0.4 million and $0.8 million for the years ended December 31, 2003 and 2002, respectively. The expenses incurred by Union Pacific were allocated to the Company on a pro rata basis in relation to the total time spent on projects involving the Company.

In the normal course of business, the Company and Union Pacific completed transportation arrangements for each other’s customers and billed each other in accordance with intermodal agreements and other contracts, at commercial terms that were equitable to all parties. These transactions included in the Company’s operating revenue amounted to $4.6 million and $5.4 million for the years ended December 31, 2003 and 2002, respectively.

Note 13. Accounting Pronouncements

The Company currently recognizes no expense associated with stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Financial

OVERNITE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Standards Board (“FASB”) Statement 123 (Revised December 2004), “Accounting for Stock-Based Compensation” (“FASB Statement No. 123”), which becomes effective on July 1, 2005, requires that the expense related to unvested options be recognized in financial statements for 2005 and beyond. The Company has not determined the impact of adopting FASB Statement No. 123.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires the consolidation of an entity when a company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003. On October 8, 2003, the FASB issued FASB Staff Position No. FIN 46-6, which provided public entities an opportunity to delay adoption of FIN 46, for variable interest entities created prior to February 1, 2003. Since the Company restructured the agreement that gave rise to the variable interest entity prior to July 1, 2003 and subsequent to February 1, 2003, the Company cannot defer adoption. In December 2003, the FASB revised FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. On April 30, 2004 the FASB issued FASB Staff Position No. FIN 46(R)-4, which provided guidance regarding implementation issues in accounting for leasing transactions involving special-purpose entities. This revision did not require us to modify our accounting related to the implementation of FIN 46. The adoption of FIN 46 had no material impact on the Company’s consolidated financial statements.

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

In December 2003, the FASB amended Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FAS 132”). FAS 132, as amended requires additional disclosures about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. FAS 132 does not change the measurement or recognition of these plans as previously required. The adoption of FAS 132, as amended, did not have a material impact on the Company’s consolidated financial statements.

Note 14. Accrued Claims and Liabilities

Accrued wages and benefits obligations consist of the following:

	Year ended December 31,
	2004	2003
	(Thousands of Dollars)
Salaries and wages	$16,718	$18,083
Employee benefits	8,947	8,329
Vacation accrual	36,052	34,234

Total current liability	$61,717	$60,646

OVERNITE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued casualty costs, including cargo claims, consist of the following:

	Year ended December 31,
	2004	2003
	(Thousands of Dollars)
Personal injury/property damage/workers compensation	$43,938	$37,853
Cargo claims	9,464	9,910
Environmental	710	725

Total current liability	$54,112	$48,488

Long term casualty costs:
Personal injury/property damage/workers compensation	24,119	23,450

Total long term liability	$24,119	$23,450

Note 15. Selected Unaudited Quarterly Data

Selected unaudited quarterly data are as follows:

	March 31	June 30	Sept. 30	Dec. 31
	(Thousands of Dollars, except for share data)
2004
Operating revenue	$378,531	$418,528	$429,046	$421,356
Operating income	13,978	29,218	37,416	28,017
Net income	7,534	16,812	22,430	16,552
Net income per share:
Basic	0.27	0.61	0.80	0.59
Diluted	0.27	0.60	0.80	0.59

	March 31	June 30	Sept. 30	Dec. 31(1)
	(Thousands of Dollars, except for share data)
2003
Operating revenue	$341,221	$371,987	$384,182	$378,073
Operating income	12,589	21,003	28,831	4,929
Net income	9,319	14,712	19,718	3,110
Net income per share:
Basic	0.34	0.53	0.72	0.11
Diluted	0.34	0.53	0.72	0.11

(1)	Financial results for the year ended December 31, 2003 include Overnite Holding, Inc. prior to November 5, 2003. As a result, net income for periods prior to November 5, 2003 includes interest income from Union Pacific and does not include incremental costs incurred because we are not part of Union Pacific. Net income for the period after November 5, 2003 has been impacted by the incremental stand-alone costs and the loss of interest income.

Note 16. Subsequent Events

On January 27, 2005, the Company’s board of directors declared a dividend of $.04 per share. The dividend will be paid on March 17, 2005 to shareholders of record on February 24, 2005.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic SEC filings.

(b) Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2004, there has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Overnite Corporation

Richmond, Virginia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A(c), that Overnite Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia

March 14, 2005

Item 9B. Other Information.

See Summary of Compensation in Exhibit 10.12.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item, with the exception of the Code of Ethics discussed below, is incorporated by reference to the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders (the “Proxy Statement”).

Code of Ethics

We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer and chief accounting officer and have posted such Code of Ethics on our Internet website at www.ovnt.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of the Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer by posting such information on our Internet website.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedules and Exhibits:

(1) Financial Statements

The financial statements filed as part of this Annual Report on Form 10-K are listed in Item 8 under the Index to Consolidated Financial Statements on page 40.

(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(3) Exhibits

Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

Overnite Corporation

Schedule II-Valuation and Qualifying Accounts

(Thousands of Dollars)

Allowance for doubtful accounts receivable:	Balance at Beginning of Period	Charges to Expenses	Write-Off	Balance at End of Period
December 31, 2002	$26,753	$11,686	$17,936	$20,503
December 31, 2003	20,503	6,128	11,783	14,848
December 31, 2004	14,848	13,974	9,646	19,176

Accrued casualty costs(1):	Balance at Beginning of Period	Charges to Expenses	Payments	Balance at End of Period
December 31, 2002	$53,011	$63,649	$52,589	$64,071
December 31, 2003	64,071	81,583	73,716	71,938
December 31, 2004	71,938	68,916	62,623	78,231

(1)	Casualty costs include current and long-term reserves for workers compensation, cargo claims, property damage and personal injury.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of March, 2005.

OVERNITE CORPORATION

By:	/s/ LEO H. SUGGS
Leo H. Suggs Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 14th day of March, 2004, by the following persons on behalf of the registrant and in the capacities indicated.

	Signature	Title

By:	/s/ LEO H. SUGGS Leo H. Suggs	Chairman, Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ PATRICK D. HANLEY Patrick D. Hanley	Director and Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ PAUL A. HOELTING Paul A. Hoelting	Vice President and Controller (Principal Accounting Officer)

By:	* Thomas N. Allen	Director

By:	* Thomas J. Donohue, Jr.	Director

By:	* Charles H. Foster, Jr.	Director

By:	* Michael D. Jordan	Director

By:	* Harold D. Marshall	Director

By:	* George J. Matkov, Jr.	Director

By:	/s/ MARK B. GOODWIN Mark B. Goodwin, Attorney-in-fact

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Overnite Corporation [filed as Exhibit 3.1 to Overnite Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference]

3.2	Bylaws of Overnite Corporation [filed as Exhibit 3.2 to Overnite Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference]

10.1	Amended and Restated Credit Agreement, dated as of November 3, 2004, among Overnite Transportation Company, Overnite Corporation, the Lenders named therein and SunTrust Bank, as administrative agent and collateral agent for the Lenders [filed as Exhibit 10.1 to Overnite Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2004 and incorporated by reference]

10.2	Transfer and Administration Agreement, dated as of December 17, 2004, among Overnite Transportation Company, as originator and servicer, YC SUSI Trust, as conduit investor, and Bank of America, National Association as agent, administrator, letter of credit bank and alternate investor. [filed herewith]

10.3	Stock Purchase and Indemnification Agreement, dated as of November 5, 2003, by and among Union Pacific Corporation, Overnite Corporation, Overnite, Inc., Overnite Holding, Inc., Overnite Transportation Company and Motor Cargo Industries, Inc. [filed as Exhibit 10.2 to Overnite Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference]

10.4	Services Agreement, dated as of November 5, 2003, by and between Union Pacific Corporation and Overnite Corporation [filed as Exhibit 10.3 to Overnite Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference]

10.5	Computer Services Agreement, dated as of November 5, 2003, by and between Union Pacific Corporation and Overnite Corporation [filed as Exhibit 10.4 to Overnite Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference]

10.6	Tax Allocation Agreement, dated as of November 5, 2003, by and among Union Pacific Corporation, Overnite Corporation and Subsidiaries [filed as Exhibit 10.5 to Overnite Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference]

10.7	Compensation Arrangement Agreement, dated as of November 5, 2003, by and between Union Pacific Corporation and Overnite Corporation[filed as Exhibit 10.6 to Overnite Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference]

10.8	Stock Incentive Plan of Overnite Corporation [filed as Exhibit 10.7 to Overnite Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference]

10.9	Executive Incentive Compensation and Deferral Plan of Overnite Corporation [filed as Exhibit 10.8 to Overnite Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference]

10.10	Form of Change of Control Agreement for Chief Executive Officer [filed as Exhibit 10.9 to Overnite Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference]

10.11	Form of Change of Control Agreement for Executive Officers other than Chief Executive Officer [filed as Exhibit 10.10 to Overnite Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference]

Exhibit Number	Description
10.12	Summary of compensation arrangements for the Directors, Chief Executive Officer and certain Executive Officers [filed herewith]

10.13	Form of Restricted Stock Award Agreement [filed herewith]

10.14	Form of Stock Option Agreement [filed herewith]

21	Subsidiaries of Registrant [filed herewith]

23	Consent of Deloitte & Touche LLP [filed herewith]

24	Manually signed Powers of Attorney executed by Overnite Corporation directors [filed herewith]

31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [filed herewith]

31(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [filed herewith]

32(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [filed herewith]

32(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [filed herewith]