Form 10-Q
period 2005-03-31
OVERNITE CORP
filed 2005-05-09
CIK 1061859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES ☒    NO ☐

As of May 1, 2005, there were 28,251,505 shares of the Registrant’s Common Stock outstanding.

OVERNITE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

OVERNITE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended March 31,
	2005	2004
	(Thousands of Dollars, except per share data)
Operating Revenue	$417,955	$378,531

Operating Expenses:
Salaries, wages and employee benefits	245,384	227,319
Supplies and expenses	44,445	32,550
Operating taxes	15,004	14,009
Claims and insurance	12,161	12,100
Rents and purchased transportation	43,065	41,161
Communication and utilities	5,614	5,535
Depreciation	14,508	15,058
Other	17,430	16,821

Total operating expenses	397,611	364,553

Operating Income	20,344	13,978

Other Income and Expense:
Interest expense	1,351	1,346
Other income (expense)	74	39

Income before Income Taxes	19,067	12,671
Income tax expense	7,668	5,137

Net Income	$11,399	$7,534

Earnings and dividends per share:
Net income per share – basic	$0.41	$0.27

Net income per share – diluted	$0.40	$0.27

Number of shares – basic	27,940,691	27,761,944

Number of shares – diluted	28,215,798	27,836,496

Dividends declared	$0.04	$0.04

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

OVERNITE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	At March 31, 2005	At December 31, 2004
	(Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents	$40,779	$20,774
Accounts receivable (net of allowances of $19,871 in 2005 and $19,176 in 2004)	184,572	171,804
Income taxes receivable	2,169	21,349
Inventories	11,693	10,972
Current deferred income tax asset	19,074	12,902
Other current assets	13,892	14,401

Total current assets	272,179	252,202

Properties:
Cost	1,045,844	1,048,027
Accumulated depreciation	(533,368)	(525,479)

Net properties	512,476	522,548

Other Assets:
Deferred income tax asset	55,687	65,341
Goodwill and intangible asset	16,232	16,232
Intangible pension asset	17,010	17,010
Other assets	13,601	14,067

Total assets	$887,185	$887,400

LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,946	$40,222
Interest payable	255	264
Employee savings plan	18,537	17,143
Accrued wages and benefits	72,311	61,717
Accrued casualty costs	53,317	54,112
Income and other taxes	9,946	9,533
Retiree benefits obligation	11,400	11,400
Other current liabilities	5,601	5,730

Total current liabilities	212,313	200,121

Non-current Liabilities:
Long-term debt, less current portion	85,625	95,625
Accrued casualty costs	24,119	24,119
Retiree benefits obligation	135,915	150,024
Other liabilities	1,311	975

Total non-current liabilities	246,970	270,743

Commitments and contingencies
Common Shareholders’ Equity:
Common stock, $0.01 par value, authorized 150,000,000 shares; issued and outstanding: 28,255,755 shares at March 31, 2005 and 28,181,304 at December 31, 2004	283	282
Paid-in surplus	1,297,283	1,296,344
Accumulated deficit	(774,803)	(785,071)
Unearned deferred compensation	(12,412)	(12,570)
Accumulated other comprehensive loss	(82,449)	(82,449)

Total common shareholders’ equity	427,902	416,536

Total liabilities and common shareholders’ equity	$887,185	$887,400

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

OVERNITE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2005	2004
	(Thousands of Dollars)
Operating Activities:
Net income	$11,399	$7,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,508	15,058
Provision for doubtful accounts	3,071	3,229
Deferred income taxes	3,482	(6,721)
Change in retiree obligations, net	(14,109)	10,767
Other, net	1,899	1,013
Changes in current assets and liabilities, net	18,812	3,937

Cash provided by operating activities	39,062	34,817

Investing Activities:
Capital investments	(4,826)	(5,914)
Proceeds from sale of assets	390	587

Cash used in investing activities	(4,436)	(5,327)

Financing Activities:
Repayment of debt	(10,000)	(3,125)
Cash overdraft	(3,491)	—
Dividends paid to shareholders	(1,130)	(1,120)

Cash used in financing activities	(14,621)	(4,245)

Net Change in Cash:	20,005	25,245
Cash at beginning of year	20,774	11,068

Cash at end of period	$40,779	$36,313

Changes in Current Assets and Liabilities, net:
Accounts receivable	$(15,839)	$(16,291)
Income taxes receivable	19,180	—
Inventories	(721)	(452)
Other current assets	509	1,948
Accounts, wages and benefits payable	14,809	9,700
Employee savings plan	1,394	585
Other current liabilities	(138)	(410)
Income and other taxes payable	413	8,348
Accrued casualty costs	(795)	509

Total	$18,812	$3,937

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$1,111	$1,555
Income taxes, net	$(14,995)	$4,710

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

OVERNITE CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements for Overnite Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete financial presentation. In the opinion of management, the financial statements include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for Overnite Corporation for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the expected results for the entire year ending December 31, 2005.

Unless the context otherwise requires, all references herein to “we,” “us,” “our,” “Overnite” and “the Company” are to Overnite Corporation and its subsidiaries.

On November 5, 2003 Union Pacific Corporation (“UPC”) completed the divestiture of its entire interest in Overnite Holding, Inc. (“Overnite Holding”) through an initial public offering. This transaction is referred to as the “Divestiture Transaction.”

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

OVERNITE CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Earnings and Dividends Per Share

The following table presents information necessary to calculate basic and diluted earnings per share and common equivalent shares:

	Three Months Ended March 31,
	2005	2004
	(Thousands of Dollars, except per share data)
Net income	$11,399	$7,534

Basic EPS
Weighted average shares outstanding – basic	27,940,691	27,761,944

Net income per share	$0.41	$0.27

Diluted EPS
Weighted average shares outstanding – basic	27,940,691	27,761,944
Dilutive effect of stock options	94,481	34,794
Dilutive effect of retention shares	180,626	39,758

Weighted average shares outstanding – diluted	28,215,798	27,836,496

Net income per share	$0.40	$0.27

Basic earnings per share is calculated on the weighted average number of common shares outstanding during each period. Diluted earnings per share includes shares issuable upon exercise of outstanding stock options and stock-based awards where such instruments would be dilutive.

Note 3. Comprehensive Income

For the three months ended March 31, 2005 and March 31, 2004, the Company recognized total comprehensive income of $11.4 million and $7.5 million, respectively.

Note 4. Segment Information

OTC Segment

The OTC segment includes the LTL and closely related truckload operations of Overnite Transportation, operating as a regional carrier with long-haul capabilities, with a network of 171 service centers. This segment serves all 50 states, Canada, Puerto Rico, Guam, the U.S. Virgin Islands and Mexico and transports a variety of products, including machinery, textiles, plastics, electronics and paper products. The assets and expenses of Overnite Corporation are included in the OTC segment.

Motor Cargo Segment

Motor Cargo is a regional LTL carrier operating through 37 service centers, providing transportation services within the western United States and Canada, transporting a variety of products, including consumer goods, packaged foodstuffs, electronics, apparel, hardware and industrial goods. Motor Cargo also provides warehousing and logistics services.

OVERNITE CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables reflect asset information for these segments of the Company at March 31, 2005 and December 31, 2004, and capital expenditures and depreciation expense for the three-month periods ended March 31, 2005 and 2004:

	At
	March 31, 2005	December 31, 2004
	(Thousands of Dollars)
Assets:
OTC	$756,834	$756,795
Motor Cargo	130,351	130,605

Consolidated	$887,185	$887,400

	Three Months Ended March 31,
	2005	2004
	(Thousands of Dollars)
Capital Expenditures:
OTC	$4,617	$4,692
Motor Cargo	209	1,222

Consolidated	$4,826	$5,914

Depreciation Expense:
OTC	$12,621	$13,119
Motor Cargo	1,887	1,939

Consolidated	$14,508	$15,058

The following table reflects operating segment information of the Company for operating revenue, operating income and net income for the three-month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(Thousands of Dollars)
Operating Revenue:
OTC	$372,761	$338,335
Motor Cargo	45,194	40,196

Consolidated	$417,955	$378,531

Operating Income:
OTC	$17,653	$12,228
Motor Cargo	2,691	1,750

Consolidated	$20,344	$13,978

Income Tax Expense:
OTC	$6,530	$4,402
Motor Cargo	1,138	735

Consolidated	$7,668	$5,137

Net Income:
OTC	$9,666	$6,414
Motor Cargo	1,733	1,120

Consolidated	$11,399	$7,534

OVERNITE CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Long-term debt

On November 3, 2004 the Company amended and restated the Credit Agreement (the “Amended Credit Agreement”) to reduce the total credit availability to $250 million. The Company increased the revolving loan commitment to $250 million, of which $175 million can be used for the issuance of letters of credit, and converted all outstanding term loans to revolving loans so that the outstanding principal amount of all term loans and term loan commitments was reduced to zero.

Prior to amending the Credit Agreement Overnite Transportation had $300 million of available borrowing consisting of a term loan of $125 million and a revolving loan of $175 million, of which up to a maximum of $150 million was available for the issuance of letters of credit. The $125 million term loan was used to pay a portion of the cash dividend to Union Pacific in connection with the Divestiture Transaction. The remaining $3 million portion of the cash dividend was funded by the revolving loan facility. Borrowings under the term loan and the revolving loan bore interest, at the Company’s option, at either adjusted LIBOR or the alternate base rate, plus a spread based on our credit rating. The Credit Agreement contained covenants customary for financings of this type.

Long-term debt at March 31, 2005 consisted of $85.6 million outstanding under the Amended Credit Agreement. The remaining availability under the revolving loan facility can be used for working capital, capital expenditures, general corporate purposes and to support letters of credit. The terms of the Amended Credit Agreement also provide for an increase, at the Company’s option, in the aggregate commitments under the facility from $250 million to $400 million, either by adding additional lenders or by agreeing with existing lenders to increase their commitments. The revolving loan facility has a maturity date of November 3, 2009.

Borrowings under the revolving loan facility bear interest, at the Company’s option, at either adjusted LIBOR plus a margin, which is based upon our leverage ratio or the alternate base rate. The effective interest rate at March 31, 2005 was 3.47%. For the three months ended March 31, 2005 the average interest rate was 3.52%. Outstanding letters of credit issued under the revolving loan facility are subject to an annual fee equal to the applicable spread over adjusted LIBOR for revolving loans.

The Amended Credit Agreement contains affirmative, negative and financial covenants the Company believes are customary for financings of this type. Specifically, the Amended Credit Agreement contains financial covenants regarding maximum leverage ratios and a minimum fixed charge coverage ratio. Overnite Transportation is the borrower under the Amended Credit Agreement. Obligations under the Amended Credit Agreement are guaranteed by Overnite and certain of our domestic subsidiaries, including Motor Cargo, and are secured by a first-priority lien on and security interest in all of the capital stock of Overnite Holding, Overnite, Inc. and OTC, as well as all of the capital stock held by OTC and any guarantor under the Amended Credit Agreement. We maintained compliance with all of the covenants contained in the Amended Credit Agreement through March 31, 2005 on a quarterly basis, except for a minor technical default of a non-financial covenant. This matter was resolved with the lenders through a waiver and amendment to the Amended Credit Agreement.

The Company’s long-term debt at March 31, 2005 and December 31, 2004 consists of:

	March 31, 2005	December 31, 2004
	(Thousands of Dollars)
Revolving Loan	$85,625	$95,625
Term Loan	—	—

Total Debt	85,625	95,625
Current Portion	—	—

Total Long-Term Debt	$85,625	$95,625

OVERNITE CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Retirement Plans

The Company provides defined pension benefits to eligible employees of OTC and Motor Cargo. OTC pension benefits are based on years of service and compensation during employment and cover substantially all employees. Motor Cargo pension benefits are based solely upon years of service.

During the first three months of 2005, the Company made pension plan contributions of $30.0 million. There were no pension contributions in the comparable period of 2004.

The amount of net periodic benefit cost for the three months ended March 31, 2005 was $13.5 million compared to $9.1 million for the same period in 2004. The components are summarized in the table below:

	Three Months Ended March 31,
	2005	2004
	(Thousands of Dollars)
Service cost	$9,464	$9,080
Interest cost	14,983	13,859
Expected return on plan assets	(16,350)	(15,728)
Prior service cost	1,228	1,269
Actuarial (gain) loss	4,196	597

Net periodic benefit cost	$13,521	$9,077

Note 7. Stock-Based Compensation

The Company has stock-based employee compensation that consists of options, stock appreciation rights, stock awards or performance shares. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation expense related to stock option grants is reflected in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based employee compensation expense related to restricted stock and other incentive plans is reflected in net income. The following table illustrates the effect on net income for the three-month periods ended March 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (the “FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended March 31,
	2005	2004
	(Thousands of Dollars, except per share data)
Net income as reported	$11,399	$7,534
Stock-based employee compensation expense included in reported net income, net of tax	470	397
Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(618)	(886)

Pro forma net income	$11,251	$7,045

Net income per share, as reported – basic	$0.41	$0.27

Net income per share, pro forma – basic	$0.40	$0.25

Net income per share, as reported – diluted	$0.40	$0.27

Net income per share, pro forma – diluted	$0.40	$0.25

OVERNITE CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. There were no grants during the three months ended March 31, 2005. Assumptions for the three months ended March 31, 2004 were: risk free interest rates of 3.0%; dividend yield of 0.7%; expected lives of 5 years; and volatility of 42.7%.

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

Commitments—As of March 31, 2005, the Company’s self-insured retention arrangements for workers’ compensation and automobile liability were secured by $89.7 million in letters of credit, which were unused, compared to $83.4 million as of December 31, 2004. The Company has $88.3 million of the letters of credit at March 31, 2005 that fall under the Company’s accounts receivable securitization facility, with $11.7 million remaining available under such facility.

Goodwill—The Company completed the required goodwill impairment test under generally accepted accounting principles effective August 31, 2004, which did not indicate any impairment. The Company has $13.2 million of goodwill and $3.0 million in non-amortizable intangible assets related to its investment in Motor Cargo.

Note 9. Recent Accounting Pronouncements

In March 2005 the Financial Accounting Standards Board (FASB) promulgated FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47). FIN 47 requires the Company to recognize a liability for the fair value of asset retirement obligations when the timing and/or method of settlement of the obligation are conditional on a future event. The Company analyzed this new requirement and believes it applies to the fee imposed by the various states upon the ultimate disposal of tractor and trailer tires. The Company has approximately 190,000 tires in use subject to the disposal fee.

While the effective date of FIN 47 is December 31, 2005, retrospective application and early adoption of the interpretation is permitted and encouraged. The Company determined to apply FIN 47 effective March 31, 2005. The effect of adopting the new accounting principle on net income, operating income, assets and liabilities is immaterial to the financial statements. The asset retirement cost is scheduled to be amortized over a seven-year period, which is the average life of tire casings.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R) (“FAS 123(R)”), Share-Based Payment. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of an amendment to the required compliance dates for FAS 123(R). As a result, this statement will be effective for the Company on January 1, 2006.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause the Company’s actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to: whether we are fully successful in implementing our financial and operational initiatives; industry competition; conditions, performance and consolidation; legislative and/or regulatory developments; the effects of adverse general economic conditions, both within the United States and globally; any adverse economic or operational repercussions from terrorist activities, any government response thereto and any future terrorist activities, war or other armed conflicts; changes in fuel prices; changes in labor costs; labor stoppages; the outcome of claims and litigation; natural events such as severe weather, floods and earthquakes and other factors described in the Company’s filings with the SEC, including under “Risk Factors” under Item 1 of our annual report on Form 10-K for the year ended December 31, 2004.

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

OVERVIEW

The Company is a leading, predominantly non-union provider of LTL transportation services, offering a full spectrum of regional, inter-regional and long-haul LTL services nationwide. In addition to our core LTL service, we also provide our customers with a number of additional value-added LTL services, including expedited and guaranteed delivery, cross-border, assembly and distribution, trade show, government and third party logistics services. We also provide our customers with truckload and dedicated truckload transportation solutions. We serve a diverse customer base through a network of 208 service centers. We transport a variety of products, including fabricated metal products, health care products, chemicals, textiles, machinery, furniture and fixtures, electronics and paper products and general commodities, including consumer goods, packaged food stuffs, industrial equipment and auto parts.

MANAGEMENT SUMMARY

Operating revenue for the three months ended March 31, 2005 was $418.0 million, an increase of $39.5 million or 10.4% from $378.5 million for the comparable period of 2004. Total operating expense for the three months ended March 31, 2005 was $397.6 million, an increase of $33.0 million or 9.1% from $364.6 million for the comparable period of 2004. The growth in operating revenue for the three months ended March 31, 2005 was primarily attributable to volume growth of 2.7%, higher fuel surcharges, and rate increases negotiated with customers. The tonnage growth was primarily attributable to economic growth. Higher expenses were primarily due to increased volumes and higher fuel costs.

Table 1 sets forth certain statement of income data expressed as a percentage of operating revenue.

RESULTS OF OPERATIONS

TABLE 1

	For the three months ended March 31,
	2005	2004
	(Amounts in Percentages)
Operating revenue	100.0%	100.0%
Operating expenses
Salaries, wages and employee benefits	58.7	60.1
Supplies and expenses	10.6	8.6
Operating taxes	3.6	3.7
Claims and insurance	2.9	3.2
Rents and purchased transportation	10.3	10.9
Communication and utilities	1.3	1.5
Depreciation	3.5	4.0
Other	4.2	4.3

Total operating expenses (1)	95.1	96.3

Operating income	4.9	3.7
Other income and expense
Interest expense	0.3	0.4
Other income	—	—

Income before income taxes	4.6	3.3

Income tax expense (benefit)	1.9	1.3

Net income	2.7%	2.0%

Notes:

(1)	The ratio of total operating expenses to operating revenue is referred to as the operating ratio.

Operating Revenue

Table 2 includes the components of operating revenue for the three months ended March 31, 2005 and 2004. Operating revenue is affected by weight hauled, LTL revenue per LTL hundredweight (LTL Rate Factor), and volume of shipments of our dedicated truckload service.

TABLE 2

	Three Months Ended March 31,		Increase (Decrease) from 2004	% Change from 2004
	2005	2004
Operating Revenue by Source
(amounts in thousands of dollars, except for percentages):
OTC LTL (1)	$323,921	$299,779	$24,142	8.1%
Motor Cargo LTL (1)	38,417	34,271	4,146	12.1

Total LTL	362,338	334,050	28,288	8.5

OTC TL (1)	24,288	20,442	3,846	18.8
Motor Cargo TL (1)	4,561	3,917	644	16.4

	28,849	24,359	4,490	18.4
OTC Dedicated TL	24,551	18,114	6,437	35.5
Other operating revenue	2,217	2,008	209	10.4

Consolidated Operating Revenue	$417,955	$378,531	$39,424	10.4%

Operating Measures
Weight hauled (millions of pounds):
LTL	2,251.7	2,204.6	47.1	2.1%
TL	463.2	439.0	24.2	5.5

Total	2,714.9	2,643.6	71.3	2.7%

OTC Dedicated TL Shipments (in thousands)	24.7	20.1	4.6	22.9
LTL weight per LTL shipment (pounds)	956	944	12	1.3
LTL revenue per LTL hundredweight (including fuel surcharge) (1)	$16.09	$15.15	$0.94	6.2
LTL revenue per LTL hundredweight (excluding fuel surcharge) (1)	$14.87	$14.54	$0.33	2.3
Length of haul (miles)	775	775	—	—

(1)	LTL revenue per LTL hundredweight (also identified as LTL Rate Factor) is calculated by dividing the sum of LTL revenue for OTC and Motor Cargo by LTL weight hauled by each of the business units.

For the three months ended March 31, 2005, operating revenue increased $39.5 million. A 2.1% increase in LTL weight hauled contributed to the increase in operating revenue. This volume increase was primarily the result of a stronger economy and contributed approximately $7.1 million in additional operating revenue. The LTL Rate Factor, including fuel surcharge (as shown in Table 2), increased 6.2%. This change, which increased operating revenue approximately $21.2 million, is the result of increased revenue from fuel surcharges and favorable price negotiation with customers. These increases were offset by changes in our freight mix, such as heavier weight per shipment. Our dedicated truckload revenue increased $6.4 million due to growth in shipments resulting from increased market share in new and existing markets. TL revenue increased $4.5 million as a result of a 5.5% increase in weight hauled and increased fuel surcharges. Fuel surcharge revenue, which is included in the preceding amounts referenced in this paragraph, was $30.4 million, an increase of $15.8 million, or 108.8%, over $14.6 million for the comparable period of 2004.

Overnite Transportation: Operating revenue for the three months ended March 31, 2004 was $372.8 million, an increase of $34.5 million or 10.2%, from $338.3 million for the comparable period in 2004. For the three months ended March 31, 2005, LTL volume increased 1.6%, contributing approximately $4.8 million in additional revenue. The LTL Rate Factor increased by 6.3%, increasing operating revenue by approximately $19.3 million. Dedicated truckload service contributed $6.4 million in additional operating revenue. Operating revenue from truckload services increased by $3.8 million. LTL weight per LTL shipment increased by 2.1%. Fuel surcharge revenue, which is included in the preceding amounts referenced in this paragraph, was $27.5 million, an increase of $14.5 million, or 110.9%, from $13.0 million for the comparable period in 2004.

Motor Cargo: For the three months ended March 31, 2005, operating revenue was $45.2 million, an increase of $5.0 million, or 12.4%, from $40.2 million in the comparable period of 2004. LTL operating revenue increased $4.1 million as LTL weight hauled increased 6.0%. Truckload services and other services contributed $0.9 million in additional operating revenue. Fuel surcharge revenue, which is included in the preceding amounts referenced in this paragraph, was $2.9 million, an increase of $1.4 million, or 90.3%, from $1.5 million for the comparable period in 2004.

Operating Expenses

For the three months ended March 31, 2005, operating expenses were $397.6 million, an increase of $33.0 million, or 9.1%, from $364.6 million for the comparable period in 2004. As a percentage of operating revenue, operating expenses improved to 95.1% of revenue for the three months ended March 31, 2005, compared to 96.3% for the comparable period of 2004.

For the three months ended March 31, 2005 operating expenses were primarily affected by changes in the following: salaries, wages and employee benefits, supplies and expenses and rents and purchased transportation, as shown in Table 3.

TABLE 3

(amounts in thousands of dollars except percentages)	For the Three months ended March 31,		% Change from 2004
	2005	2004
Salaries, wages and employee benefits	$245,384	$227,319	7.9%
Supplies and expenses	44,445	32,550	36.5%
Rents and purchased transportation	43,065	41,161	4.6%

Salaries, Wages and Employee Benefits:

Salaries, wages and employee benefits were 58.7% of operating revenue in the period, compared to 60.1% for the comparable period in 2004. This 1.4% improvement as a percent of operating revenue resulted from our increased volume of transportation services, while maintaining control over wage and benefit costs.

The 7.9% increase in salaries, wages and employee benefits from $227.3 million for the three months ended March 31, 2004 to $245.4 million for the three months ended March 31, 2005 was due, in part, to wage inflation and a 3.7% increase in the average number of employees over the comparable prior period. The increase in the number of employees was primarily due to the increase in volume shipped. Salaries and wages increased by $11.1 million for the reasons stated above.

Employee benefit expenses increased $7.0 million for the three months ended March 31, 2005 and was primarily affected by pension cost increases and the 3.7% increase in the average number of employees. Expenses related to pension and other post retirement benefits were $16.9 million for the three months ended March 31, 2005, an increase of $4.2 million, or 33.1%, from $12.7 million in the comparable period of 2004.

This increase was primarily attributable to the lower than expected returns on pension assets in the years 2000 through 2002 and declines in interest rates. Payroll taxes were $20.8 million for the three months ended March 31, 2005 an increase of $2.0 million, or 11.0%, from $18.8 million for the comparable period of 2004. The cost of healthcare benefits for active employees was $19.9 million in the three months ended March 31, 2005, a decrease of $1.2 million, or 5.7%, from $21.1 million in the comparable period in 2004.

Supplies and Expenses:

Supplies and expenses increased to 10.6% of operating revenue in the three months ended March 31, 2005 from 8.6% in the comparable period of 2004. The increase in expense was primarily due to a 55.7% increase in fuel expense. Fuel expense was $27.7 million for the 2005 period compared to $17.8 million in 2004 and the increase is a result of a 4.6% increase in miles driven and a 47.6% increase in the cost of fuel compared to 2004. Maintenance and facilities supplies expenses were $16.7 million for the three months ended March 31, 2005, an increase of $2.0 million, or 13.6%, from $14.7 million in the comparable period in 2004. Maintenance and facilities supplies expenses increased as a result of increased volume and an associated 4.6% increase in miles driven during the three months ended March 31, 2005.

Rents and Purchased Transportation:

Rents and purchased transportation expenses decreased to 10.3% of operating revenue from 10.9% in 2004, while increasing by $1.9 million, or 4.6%, from the comparable period of 2004. The 2.7% increase in tonnage hauled and an increase in the rates charged by third-party carriers, primarily related to higher costs such as fuel and insurance, were the primary causes of the increase in rents and purchased transportation expenses.

Overnite Transportation: Operating expenses at OTC were $355.1 million for the three months ended March 31, 2005, an increase of $29.0 million, or 8.9%, from $326.1 million for the comparable period in 2004 due to the factors discussed above.

Motor Cargo: Operating expenses at Motor Cargo were $42.5 million for the three months ended March 31, 2005, an increase of $4.0 million, or 10.6%, from $38.5 million for the comparable period in 2004 due to the factors discussed above.

Operating Income

For the three months ended March 31, 2005, operating income was $20.3 million, an increase of $6.3 million, or 45.5%, compared to $14.0 million in the comparable period of 2004. Our operating expenses as a percentage of operating revenue, or operating ratio, was 95.1% for the three months ended March 31, 2005, compared to 96.3% for the comparable period of 2004.

Overnite Transportation: For the three months ended March 31, 2005, operating income at OTC was $17.6 million, an increase of $5.4 million, or 44.4%, from $12.2 million in the comparable period of 2004. For the three months ending March 31, 2005, the operating ratio for OTC improved to 95.3%, compared to 96.4% for the comparable period of 2004.

Motor Cargo: For the three months ended March 31, 2005, operating income at Motor Cargo was $2.7 million, a increase of 53.8% from $1.8 million in the comparable period of 2004. For the three months ended March 31, 2005, the operating ratio for Motor Cargo was 94.0%, compared to 95.6% for the comparable period of 2004.

Other Income and Expense Items

Other income and expense items netted to $1.3 million of expense for the three months ended March 31, 2005 and 2004. We reduced our debt by $10.0 million during the quarter. Interest expense for the three months ended March 31, 2005 was $1.4 million compared to $1.3 million for the comparable period of 2004.

Income Taxes

Income taxes were $7.7 million in the three months ended March 31, 2005, with an effective tax rate of 40.2%, compared to $5.1 million in the comparable period of 2004, with an effective tax rate of 40.5%.

Net Income

As a result of the foregoing, net income for the three months ended March 31, 2005 was $11.4 million, an increase of $3.9 million, or 51.3%, from $7.5 million in the comparable period of 2004. OTC contributed $9.7 million in net income for the three months ended March 31, 2005, compared to $6.4 million in net income in the comparable period of 2004. Motor Cargo contributed $1.7 million of net income in the three months ended March 31, 2005 compared to $1.1 million in net income in the comparable period of 2004.

Liquidity and Capital Resources

Net cash provided by operating activities was $39.1 million during the first three months of 2005, an increase of $4.3 million, or 12.2%, from $34.8 million during the comparable period of 2004. Net cash from operations is attributable primarily to net income, adjusted for depreciation, changes in working capital items and pension plan contributions. During the three months ended March 31, 2005 we made $30.0 million of contributions to our pension plans and made no contributions in the comparable period of 2004. We plan to contribute $45 million to the pension plan in 2005.

Our business requires substantial ongoing capital investments, particularly for replacement of revenue equipment such as tractors and trailers. Capital expenditures totaled $4.8 million in the first three months of 2005 compared to $5.9 million for the comparable period of 2004, as set forth in Table 4:

TABLE 4

	Three Months Ended March 31,
	2005	2004
	(Thousands of Dollars)
Revenue equipment	$1,531	$989
Land and buildings	2,532	1,756
Technology equipment and software	226	2,489
Other equipment	537	680

Total capital expenditures	$4,826	$5,914

The $1.1 million decrease in capital expenditures between the first three months of 2005 and 2004 relates primarily to timing of the purchase of technology equipment and software.

Historically, our capital expenditures have been funded primarily through cash provided by operations and to a lesser extent by the proceeds from sales of used equipment and facilities. We generated cash proceeds from the sale of used tractors and trailers in the amount of $0.4 million in the first three months of 2005 compared to $0.6 million in the comparable period of 2004.

During the first three months of 2005 we paid dividends of $1.1 million to our shareholders and repaid $10.0 million of debt compared to dividends of $1.1 million and debt repayment of $3.1 million in the comparable period of 2004.

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

Concurrent with the Divestiture Transaction, Overnite and OTC entered into a $300 million Credit Agreement with a syndicate of lenders. The Credit Agreement provided for aggregate commitments of $300 million, consisting of (1) a term loan facility of $125 million and (2) a revolving loan facility of $175 million, of which up to a maximum of $150 million was available for the issuance of letters of credit. Availability under the revolving loan facility was reduced by outstanding letters of credit issued under the facility. Each of the term loan and the revolving loan facility had a maturity of five years.

Borrowings under the term loan and revolving loan facility bore interest, at our option, at either adjusted LIBOR or the alternate base rate, plus a spread based upon our credit rating. Outstanding letters of credit issued under the revolving loan facility were subject to an annual fee equal to the applicable spread over adjusted LIBOR for revolving loans.

On November 3, 2004, the Company amended the Credit Agreement to reduce the total credit availability to $250 million by (i) increasing the revolving loan facility to $250 million, of which $175 million is available for the issuance of letters of credit, and (ii) converting all outstanding term loans to revolving loans so that the outstanding principal amount of all term loans and term loan commitments was zero. The interest rate at March 31, 2005 is 3.47%. The terms of the Credit Agreement, as amended and restated (the “Amended and Restated Credit Agreement”) also provide an option for the Company to increase the aggregate revolving credit commitments under the facility from $250 million up to $400 million, either by adding additional lenders or agreeing with existing lenders to increase their commitments. The revolving loan facility has a maturity date of November 3, 2009. The Amended and Restated Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. Specifically, the Amended and Restated Credit Agreement contains financial covenants regarding a maximum leverage ratio, and a minimum fixed charge coverage ratio. Obligations under the Amended and Restated Credit Agreement are guaranteed by Overnite and certain of our domestic subsidiaries, including Motor Cargo, and are secured by a first-priority lien on and security interest in all of the capital stock of Overnite Holding, Overnite, Inc. and OTC, as well as all the capital stock held by OTC and any guarantor under the Amended and Restated Credit Agreement. We maintained compliance with all of the covenants contained in the Amended and Restated Credit Agreement through March 31, 2005 on a quarterly basis, except for a minor technical default of a non-financial covenant. This matter was resolved with the lenders through a waiver and amendment to the Amended and Restated Credit Agreement.

On December 17, 2004, Overnite Transportation entered into an accounts receivable securitization facility with a bank and an issuer of commercial paper administered by the bank. The facility provides for the issuance of letters of credit, or in the alternative, borrowings, of up to an aggregate amount of $100 million, depending on the level of eligible trade accounts receivable. We use letters of credit to secure our obligations for worker’s compensation programs, other insurance programs and other obligations. Letters of credit outstanding under the facility amounted to $88.3 million as of March 31, 2005. The receivables facility is renewable annually and the scheduled expiration date is December 16, 2005. Under limited circumstances, primarily a decrease in the level of trade accounts receivable, the bank and the issuer of commercial paper can terminate the facility prior to the expiration date. This would result in the requirement to cash collateralize any outstanding letters of credit and/or repay any related outstanding indebtedness.

Pension Plans

We provide defined pension benefits to eligible employees of OTC and Motor Cargo. OTC pension benefits are based on years of service and compensation during employment and cover substantially all employees. Motor Cargo pension benefits are based solely upon years of service.

We made contributions of $30.0 million to the pension plans in the three months ended March 31, 2005. We plan to contribute $45 million to the pension plans in 2005 although future contributions may be affected by a change in interest rates and returns generated on plan assets.

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

Uncollectible Receivables: We record an allowance for uncollectible accounts receivable based on historical collection experience. We also take into account known collectibility issues with specific customers and an estimate of future trends. We evaluate the creditworthiness of our major customers at least annually and of new customers on an ongoing basis. Our allowance for doubtful accounts was $19.9 million and $19.2 million at March 31, 2005 and December 31, 2004, respectively.

Payment Differences: In the event that a customer remits an amount different than the amount billed, we investigate and resolve the difference, which is normally a dispute of the weight, class of shipment or rate charged. We accrue for the difference that may have been incurred but not resolved based on historical trends, tempered by improvements to our systems and controls. At March 31, 2005 and December 31, 2004, the reserves amounted to $10.0 million and $9.7 million, respectively.

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

As of March 31, 2005 and December 31, 2004, our reserves for claims and insurance cost were $77.4 million and $78.2 million, respectively. The accuracy of our assumptions relating to claims and insurance costs may be affected by a number of factors. Based on the nature of our business, there may be temporary or permanent reductions or increases in the number of incidents, the severity of the incident and the secondary coverage provided by insurance. Other factors outside of our control that may contribute to claims and insurance costs include weather severity in parts of the country, road, bridge and tunnel condition and tire, brake and power train technology and performance. In the event that actual costs for claims and insurance exceed our original estimates, we will incur expenses in future periods. In addition, we may adjust our underlying assumptions that result in the estimated ultimate claim value. Any of these events could have a material effect on our financial results for future periods.

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

Expenses and required contributions to the Overnite Transportation and Motor Cargo pension plans have been determined based upon the use of market related values, which is a valuation method that recognizes changes in the value of assets over five years.

Overnite Transportation changed the health care plan for employees by replacing the traditional HMO programs with a new primarily self-insured Exclusive Provider Organization (“EPO”) administered on a nationwide basis beginning January 1, 2005. Approximately 70% of eligible employees are enrolled in the EPO plan. We anticipate that the EPO will help us manage costs in 2005 and beyond while increasing our employees’ access to health care and increasing their choices of providers. With this change approximately 97% of our employees are enrolled in primarily self-insured health care plans.

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

The acquisition of Motor Cargo was accounted for as a purchase transaction and the purchase price was allocated among tangible assets, intangible assets, and goodwill, in accordance with FASB Statement No. 141, “Business Combinations” and FAS 142. We believe that the allocation of the purchase price is fair and reasonable. Our statement of financial position as of March 31, 2005 and December 31, 2004 includes a non-amortizable intangible asset related to the Motor Cargo brand name of $3.0 million and goodwill of $13.2 million.

Environmental Matters

We generate and transport hazardous and nonhazardous materials and we are subject to Federal, state and local environmental laws and regulations. A liability of $0.7 million has been accrued as of March 31, 2005 for future cleanup costs at all petroleum storage and hazardous substance release sites where our obligation is probable and where such costs can be reasonably estimated. We believe that we have adequately identified and estimated the ultimate share of costs at sites where we are alleged to be subject to joint and several liability. Future environmental obligations are not expected to have a material adverse effect on our business, financial condition or results of operations.

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

Seasonality

Our shipment level and revenue mix is subject to seasonal trends common in the transportation industry. Financial results in the first and fourth quarters are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses including costs related to accidents. The second and third quarters generally reflect increased demand for services during the spring and summer months, which generally results in improved operating margins.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

When fuel costs per gallon exceed certain thresholds specified in our rules tariff or contracts, we seek to charge our customers a fuel surcharge. While we have historically been able to offset significant increases in fuel prices through fuel surcharges, we cannot be certain that we will be able to do so in the future. Accordingly, in order to protect against fluctuations in fuel prices that will not be covered by fuel surcharges, we have historically entered into fuel hedging arrangements. In the event we are not hedged, we are at risk to the extent that changes in the market price of fuel are not covered by our negotiated fuel surcharge arrangements. Alternatively, while the use of fuel hedging arrangements may provide us with protection from adverse fluctuations in fuel prices, by utilizing these arrangements we potentially forgo the benefits that might result from favorable fluctuations in fuel prices or, in some cases, we may incur hedging losses. We did not hedge any fuel in 2004 and have not hedged any of our remaining forecasted fuel consumption for 2005.

Borrowings under the revolving loan facility bear interest, at our option, at either adjusted LIBOR plus a margin, which is based on our leverage ratio or the alternate base rate. A change of 0.5% in the interest rate will increase or decrease our interest expense by approximately $0.4 million on an annual basis at the current levels of debt.

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

Additionally, during the period covered by this report, there has been no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

a)	On April 28, 2005, the shareholders of Overnite Corporation voted on the following proposals at the Annual Meeting of Shareholders at which there were present at the meeting, in person or by proxy, the holders of 26,421,126 common shares, representing 93 percent of the total number of shares outstanding:

(1)	Proposal to elect Thomas N. Allen, Thomas J. Donohue, Jr., Charles H. Foster, Jr., Patrick D. Hanley, Michael D. Jordan, Harold D. Marshall, George J. Matkov, Jr. and Leo H. Suggs. All of the director candidates were elected with the following votes:

Director	For	Withhold Authority
Thomas N. Allen	26,324,776	96,350
Thomas J. Donohue, Jr.	26,324,635	96,491
Charles H. Foster, Jr.	25,840,051	581,075
Patrick D. Hanley	25,570,663	850,463
Michael D. Jordan	26,326,890	94,236
Harold D. Marshall	26,326,926	94,200
George J. Matkov, Jr.	25,568,669	852,457
Leo H. Suggs	26,031,526	389,600

(2)	Proposal to ratify the appointment of Deloitte & Touche LLP as auditors for the fiscal year ending December 31, 2005. This proposal was approved by a vote of 26,326,133 shares “For” to 43,750 shares “Against,” with 51,263 shares abstaining.

Item 6. Exhibits

(a)	List of Exhibits

Exhibit No.	Description

31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2005

OVERNITE CORPORATION (Registrant)

By	/s/ PATRICK D. HANLEY
Patrick D. Hanley Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By	/s/ PAUL A. HOELTING
Paul A. Hoelting Vice President and Controller (Principal Accounting Officer)